Form 10-Q
period 1996-04-30
AMERICAN NATIONAL BANCORP INC
filed 1996-06-12
CIK 948020

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                      ____________________________

                               Form 10-Q


(Mark One)
(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 1996

( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to
          ___________

                     COMMISSION FILE NUMBER  0-26870
                                            ---------

                      AMERICAN NATIONAL BANCORP, INC.
- - ------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

            Delaware                                    52-1943817
- - ---------------------------------------       --------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification Number)

       211 North Liberty Street, Baltimore, Maryland     21201-3978
- - ------------------------------------------------------------------------------
      (Address of principal executive offices)           (zip code)

Registrant's telephone number,
including area code:                                       (410)-752-0400
                                                        ----------------------

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                   --------  --------

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

       Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes           No
                          -----------  -----------


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value--3,980,500 shares as of June 3, 1996.

                       AMERICAN NATIONAL BANCORP, INC.

                                    INDEX

                                                                     Page

PART I.       FINANCIAL INFORMATION

              Item 1.  Financial Statements

              Consolidated Statements of Financial                     1
              Condition at April 30, 1996 (unaudited)
              and July 31, 1995

              Consolidated Statements of Operations                    2
              (unaudited) for the Three Months ended
              April 30, 1996 and 1995 and for the Nine months ended April 30, 1996 and 1995

              Consolidated Statements of Cash Flows                    3
              (unaudited) for the Nine Months ended
              April 30, 1996 and 1995

              Notes to Unaudited Consolidated                          5
              Financial Statements

              Item 2.   Management's Discussion and                    8
              Analysis of Financial Condition and
              Results of Operations

PART II.      OTHER INFORMATION                                       14

                       AMERICAN NATIONAL BANCORP, INC. and SUBSIDIARY
                Consolidated Statements of Financial Condition (Unaudited)

                 Assets                       April 30, 1996     July 31, 1995
- - -------------------------------------         --------------    --------------
                                                      (In thousands)
Cash:
   On hand and due from banks                 $        3,039    $       2,170
   Interest-bearing deposits                           8,056            2,240
Federal funds sold                                        93              950
Securities available for sale                         57,001            3,030
Investment securities                                  9,879           13,918
Mortgage-backed securities                            89,020          156,775
Loans receivable, net                                268,075          232,089
Federal Home Loan Bank stock, at cost                  2,914            2,914
Investments in real estate, net                        5,311            5,828
Investments in and advances to real
   estate joint ventures                               1,238            2,215
Property and equipment, net                            1,021              965
Prepaid expenses and other assets                        647              624
Income taxes receivable                                  650              380
Deferred income taxes                                  2,075            2,076
                                              --------------    --------------
                                              $      449,019    $     426,174
                                              ==============    ==============

 Liabilities and Stockholders' Equity
- - --------------------------------------
Liabilities:
   Deposits                                   $      316,502    $     314,613
   Borrowed funds                                     32,721           34,338
   Advances from the Federal Home Loan
     Bank of Atlanta                                  42,983           44,137
   Drafts payable                                      1,599            1,288
   Advance payments by borrowers for taxes
     and insurance                                     5,414            1,852
   Accrued expenses and other liabilities                789              987
                                              --------------    --------------
     Total Liabilities                               400,008          397,215

Stockholders' Equity:
   Serial preferred stock 1,000,000 shares
     authorized, none issued                               -                -
   Common stock, $.01 par value, 8,000,000
     shares authorized, 3,980,500 shares
     issued and outstanding at April 30, 1996             40            2,052
   Additional paid-in capital                         30,704            7,652
   Unearned employee stock ownership plan
     (ESOP) shares                                    (1,673)               -
   Retained income - substantially restricted         21,730           20,662
   Common stock acquired by management
     recognition and retention plans                     (90)            (132)
   Net unrealized holding loss - debt and
     equity securities                                (1,700)          (1,275)
                                                -------------    -------------

   Total Stockholders' Equity                         49,011           28,959
                                                -------------    -------------
                                                $    449,019     $    426,174
                                                =============    =============

See accompanying notes to unaudited consolidated financial statements.

             AMERICAN NATIONAL BANCORP, INC. and SUBSIDIARY
            Consolidated Statements of Operations (Unaudited)
                                             Nine months ended April 30,
                                                 1996            1995
                                             ---------------------------
                                        (In thousands, except per share data)
Interest income:
   Loans receivable                          $  15,962        $  14,008
   Mortgage-backed securities                    7,436            7,754
   Investment securities                           764              612
   Other                                           585              540
                                             ---------        ---------
     Total interest income                      24,747           22,914

Interest expense:
   Deposits                                     11,930           10,841
   Borrowed funds                                3,478            3,078
                                             ---------        ---------
     Total interest expense                     15,408           13,919
                                             ---------        ---------
     Net interest income                         9,339            8,995

Provision for loan losses                          562            3,092
                                             ---------        ---------
     Net interest income after
     provision for loan losses                   8,777            5,903


Noninterest income:
   Fees and service charges                        449              438
   Gain (loss) on sales of:
     Loans receivable, net                          16               17
     Mortgage-backed securities, net                30                -
     Investment securities, net                    (14)               -
   Other                                           134              222
                                             ---------        ---------
     Total noninterest income                      615              677


Noninterest expenses:
   Salaries and employee benefits                3,228            3,026
   Net occupancy                                 1,021              975
   Professional services                           286              262
   Advertising                                     517              330
   Federal deposit insurance premiums              586              608
   Furniture, fixtures and equipment               226              216
   Operation of investment in real estate          300              202
   Equity in net loss of real estate
     joint ventures                                112              208
   Other                                         1,215            1,034
                                             ---------        ---------
     Total noninterest expenses                  7,491            6,861
                                             ---------        ---------
     Income (loss) before income taxes           1,901             (281)

Income tax provision (benefit)                     614             (114)
                                             ---------        ----------

     Net income (loss)                       $   1,287        $    (167)
                                             =========        ==========

Earnings per common share:
   From date of conversion                         N/A        $       N/A
                                             =========        ===========
   Proforma                                  $    0.40                N/A
                                             =========        ===========

                                             Three months ended April 30,
                                                 1996            1995
                                             ---------------------------
                                        (In thousands, except per share data)
Interest income:
   Loans receivable                          $   5,508        $   5,055
   Mortgage-backed securities                    2,395            2,642
   Investment securities                           213              214
   Other                                           208              184
                                             ---------        ---------
     Total interest income                       8,324            8,095

Interest expense:
   Deposits                                      3,841            3,776
   Borrowed funds                                1,059            1,175
                                             ---------        ---------
     Total interest expense                      4,900            4,951
                                             ---------        ---------
     Net interest income                         3,424            3,144

Provision for loan losses                           62              942
                                             ---------        ---------
     Net interest income after
     provision for loan losses                   3,362            2,202


Noninterest income:
   Fees and service charges                        157              131
   Gain (loss) on sales of:
     Loans receivable, net                           2               17
     Mortgage-backed securities, net                13                -
     Investment securities, net                    (18)               -
   Other                                            56               89
                                             ---------        ---------
     Total noninterest income                      210              237


Noninterest expenses:
   Salaries and employee benefits                1,077              999
   Net occupancy                                   347              330
   Professional services                           103               99
   Advertising                                     166              113
   Federal deposit insurance premiums              182              199
   Furniture, fixtures and equipment                79               72
   Operation of investment in real estate          188               81
   Equity in net loss of real estate
     joint ventures                                  0              226
   Other                                           410              325
                                             ---------        ---------
     Total noninterest expenses                  2,552            2,444
                                             ---------        ----------
     Income (loss) before income taxes           1,020               (5)

Income tax provision (benefit)                     347               25
                                             ---------        ----------

     Net income (loss)                       $     673        $     (30)
                                             =========        ==========

Earnings per common share:
   From date of conversion                   $    0.18        $      N/A
                                             =========        ===========
   Proforma                                        N/A               N/A
                                             =========        ===========

Earnings per share information is not applicable as the Company did not complete its stock offering until October 31, 1995.

See accompanying notes to unaudited consolidated financial statements.

                  AMERICAN NATIONAL BANCORP, INC. and SUBSIDIARY
                 Consolidated Statements of Cash Flows (Unaudited)

                                                  Nine months ended April 30,
                                                     1996            1995
                                                  -----------     -----------
                                                         (In thousands)


Cash flows from operating activities:
   Net income (loss)                              $    1,287      $     (167)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
       Depreciation and amortization                     397             359
       Amortization of loan fees                        (303)           (299)
       Amortization of premiums and
         discounts, net                                 (154)            (18)
       Provision for losses on loans
         and investments in real estate                  720           3,130
       Gain on sales of assets, net                      (32)            (17)
       Loans originated for sale                      (3,258)         (1,801)
       Sales of loans originated for sale              2,801             811
       Decrease (increase) in deferred
         income taxes                                    506            (144)
       Decrease (increase) in prepaid
         expenses and other assets                       (23)            331
       (Decrease) increase in accrued
         expenses and other liabilities                 (198)             96
       Decrease (increase) in income taxes
         receivable                                     (270)             19
       Other, net                                         89              25
                                                   ----------      ----------
Net cash provided by operating activities              1,562           2,325
                                                   ----------      ----------

Cash flows from investing activities:
   Sales of investment securities available
     for sale                                            969               -
   Purchases of investment securities
     available for sale                               (2,000)              -
   Repayments of mortgage-backed securities
     available for sale                                2,502             351
   Sales of mortgage-backed securities
     available for sale                               41,041               -
   Purchases of mortgage-backed securities
     available for sale                              (10,988)         (2,979)
   Maturities of investment securities                11,000               -
   Purchases of investment securities                (13,265)         (4,983)
   Repayments of mortgage-backed securities            6,750          11,690
   Purchases of mortgage-backed securities           (19,198)        (12,370)
   Loan principal repayments                          31,824          21,950
   Loan originations                                 (58,849)        (36,749)
   Loan purchases                                    (11,363)        (10,446)
   Increase in deferred loan fees, net                   442             464
   Decrease in investments in real estate              2,722             956
   Decrease in investments in and advances
     to real estate joint ventures                       865           1,312
   Purchases of property and equipment                  (452)           (353)
                                                  -----------     -----------
Net cash used in investing activities                (18,000)        (31,157)
                                                  -----------     -----------

                                                                  (continued)



                  AMERICAN NATIONAL BANCORP, INC. and SUBSIDIARY
                 Consolidated Statements of Cash Flows (Unaudited)

                                                  Nine months ended April 30,
                                                     1996            1995
                                                  -----------     -----------
                                                         (In thousands)
Cash flows from financing activities:
   Net increase in deposits                            1,889           4,760
   Net increase (decrease) in borrowed
     funds                                            (1,617)         25,670
   Proceeds from Federal Home Loan Bank
     advances                                        171,597         109,498
   Repayment of Federal Home Loan Bank
     advances                                       (172,751)       (117,308)
   Increase (decrease) in drafts payable                 311            (635)
   Increase in advance payments by borrowers
     for taxes and insurance                           3,562           4,132
   Proceeds from issuance of common stock,
     net of expenses                                  21,040               -
   Common stock acquired by ESOP                      (1,746)              -
   Release of ESOP shares                                 73               -
   Cash dividends paid                                   (92)           (278)
                                                  -----------     -----------
Net cash provided by financing activities             22,266          25,839

Net increase (decrease) in cash and cash
   equivalents                                         5,828          (2,993)

Cash and cash equivalents at beginning of
   period                                              5,360           7,109
                                                  -----------     -----------

Cash and cash equivalents at end of period        $   11,188      $    4,116
                                                  ===========     ===========


Supplemental information:
   Interest paid on deposits and borrowed
     funds                                        $   15,151      $    13,849
   Income taxes paid (refunded), net                     297               (6)
                                                  ==========      ============


Noncash activities:  Loans transferred to
   real estate acquired through foreclosure       $    2,363      $       681
                                                  ==========      ===========

See accompanying notes to unaudited consolidated financial statements.

                 AMERICAN NATIONAL BANCORP, INC. AND SUBSIDIARY

             Notes to Consolidated Financial Statements (Unaudited)
                                  April 30, 1996

(1)     Basis of Presentation
        ---------------------

         The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary, in the opinion of management, to fairly reflect the Company's financial position, results of operations and cash flows for the periods presented. The statements have been prepared using the accounting policies described in the July 31, 1995 Annual Financial Statements. The results of operations for the three and nine months ended April 30, 1996 are not necessarily indicative of the results which may be expected for the entire year.

(2)      Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of American National Bancorp, Inc., (the "Company"), and its wholly owned subsidiary, American National Savings Bank, F.S.B. (the "Bank") and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)      Reclassification of Prior Year's Statements
         -------------------------------------------

         Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

(4)      Conversion and Reorganization
         ------------------------------

         In June 1995, the Board of Directors of American National Bankshares, M.H.C. (MHC), a mutual holding company, and the Bank approved a plan of conversion and reorganization which resulted in the merger of the MHC into the Bank and the formation of a new Delaware stock chartered holding company, American National Bancorp, Inc. The conversion was completed on October 31, 1995.

         In the offering, 2,182,125 shares of common stock were sold at a subscription price of $10.00 per share resulting in net proceeds of approximately $19.3 million after taking into consideration the $1.7 million for the establishment of an ESOP and $782,000 in expenses. In addition to the shares sold in the offering, 927,000 shares of the Company's stock were issued in exchange for shares of the Bank's stock previously held by public shareholders at an exchange ratio of 1.94 shares for each share of the Bank's common stock resulting in 3,980,500 total shares of the Company's stock outstanding as of October 31, 1995.

(5)      Securities Available For Sale
         ------------------------------

         Debt securities that the Company has the positive intent and ability to hold to maturity must be reported at amortized cost. Debt and equity securities that are purchased and held principally for the purpose of selling in the near term must be reported at fair value, with unrealized gains and losses included in earnings. All other debt and equity securities must be considered available for sale and must be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of tax effects).

         On August 8, 1994, the Bank transferred approximately $36.3 million of its collateralized mortgage obligations (CMO), net of unrealized loss of approximately $1.8 million, from the available for sale portfolio to held to maturity. On that date, certain accounting issues were resolved permitting the

Bank to transfer substantially all of these securities from the available for sale portfolio to the held to maturity portfolio as originally intended. The unrealized loss at the time of the transfer is being amortized over the remaining lives of the securities as an adjustment of yield. The unrealized loss, net of taxes, was $1.1 million and as a component of stockholders' equity is being reduced through the amortization.

         In November, 1995, the Financial Accounting Standards Board announced its intention to allow a one-time change in the classification of securities, providing such change was effected by December 31, 1995. Management utilized this opportunity and designated part of its mortgage-backed and investment securities portfolio as available for sale.

(6)      Earnings Per Common Share
         -------------------------

         Earnings per share were computed by dividing net income for the three months ended April 30, 1996 by the weighted average number of shares of common stock outstanding during the period of 3,808,597 for the three months ended April 30, 1996. ESOP shares that have not been committed to be released are not considered outstanding for the computation of earnings per share in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP 93-6"). Shares granted but not yet issued under the Company's stock option plans are considered common stock equivalents for earnings per share calculations; however, these options, had a less than 3% dilutive effect and, therefore, are not reflected in the per share data.

         The pro forma net income per share for the nine months ended April 30, 1996 has been calculated as if the 2,182,125 shares issued had been sold on August 1, 1995. The net proceeds of the offering are assumed to have been invested at a net effective yield of 7.86%, (the approximate weighted average yield on all interest earning assets during the period from August 1, 1995 to October 31, 1995) for the period from August 1, 1995 to October 31, 1995, and income so calculated, reduced for income taxes at an assumed effective tax rate of 38.6%, was added to reported net income for the period to obtain the pro forma net income used in the calculation.

         Earnings per share information is not applicable for the three and nine months ended April 30, 1995, as the Company did not complete its Stock Offering until October 31, 1995.

(7)      Dividends on Common Stock of the Bank
         -------------------------------------

         On October 18, 1995, the Bank declared a quarterly cash dividend of $0.10 per share. The dividends were payable to stockholders of record as of October 29, 1995 and were paid on November 16, 1995. American National Bankshares, M.H.C., the 54.8% majority stockholder, which owned 1,125,000 shares of stock in the Bank, waived receipt of its quarterly dividend, thereby reducing the actual dividend payout to approximately $92,600.

(8)      Employee Stock Ownership Plan (ESOP)
         ------------------------------------

         In connection with the Conversion and Reorganization, the Company formed an ESOP. The ESOP covers employees which have completed at least one year of service and have attained the age of 21. The ESOP borrowed $1.7 million from the Company and purchased 174,570 shares, equal to 8% of the total number of shares issued in the offering. The Bank makes scheduled quarterly contributions to the ESOP sufficient to service the debt. The cost of shares not committed to be released and unallocated (suspense shares) is reported as a reduction in stockholders' equity. Dividends, if any, on allocated and unallocated shares are used for debt service. Shares are released to participants based on compensation.

         In connection with the formation of the ESOP, the Company adopted SOP 93-6. SOP 93-6 requires that (1) compensation expense be recognized based on the average fair value of the ESOP shares committed to be released; (2) dividends on unallocated shares used to pay debt service be reported as a reduction of debt or accrued interest payable and that dividends on allocated shares be charged to retained earnings; and (3) ESOP shares which have not been committed to be released are not considered outstanding for purposes of computing earnings per share and book value per share.

         Compensation expense related to the ESOP amounted to $44,000 and $73,000 for the three and nine months ended April 30, 1996, respectively. The fair value of unearned ESOP shares at April 30, 1996 totalled $1.7 million.
At April 30, 1996, there were 7,274 ESOP shares committed to be released and 167,296 suspense shares.


(9)      Stock-Based Compensation
         ------------------------

         In November, 1995 the Financial Accounting Statndards Board (SFAS) issued SFAS No. 123 "Accounting for Awards of Stock-Based Compensation to Employees" (Statement 123). Statement 123 is effective for years beginning after December 15, 1995. Earlier application is permitted. The Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25). Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Most fixed stock option plans -- the most common type of stock compensation plan--have no intrinsic value at grant date, and under Opinion 25 no compensation cost is recognized for them. Compensation cost is recognized for other types of stock-based compensation plans under Opinion 25, including plans with variable, usually performance-based, features. This Statement requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. Management has not determined when it will adopt the provisions of Statement 123 and has not estimated the effect of adoption on the Company's financial condition or results of operations.

                  AMERICAN NATIONAL BANCORP, INC.

                             ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis covers material changes in the financial condition since July 31, 1995 and material changes in the results of operations for the three and nine months ended April 30, 1996 as compared to the same periods in 1995. This discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 1995 Annual Report to Stockholders.

Financial Condition
- - -------------------

         Total assets increased by $22.8 million, or 5.4%, to $449.0 million at April 30, 1996 from $426.2 million at July 31, 1995. Assets increased primarily as a result of the stock offering that closed on October 31, 1995 and resulted in $19.3 million of net proceeds. Loans receivable increased by $36.0 million, or 15.5% to $268.1 million from $232.1 million at July 31, 1995 largely due to increased originations and purchases of loans. Securities available for sale increased $54.0 million to $57.0 million at April 30, 1996 from $3.0 million at July 31, 1995. Mortgage-backed securities decreased by $67.8 million, or 43.2%, to $89.0 million at April 30, 1996, from $156.8 million at July 31, 1995. Investment securities decreased by $4.0 million, or 29.0%, to $9.9 million, at April 30, 1996, from $13.9 million at July 31, 1995. The increase in securities available for sale and the decrease in mortgage-backed securities and investment securities was due primarily to the reclassification of securities to the available for sale portfolio in December, 1995. In November, 1995, the Financial Accounting Standards Board announced its intention to allow a one-time change in the classification of securities, providing such change was effected by December 31, 1995. Management utilized this opportunity and designated part of its mortgage-backed and investment securities portfolio as available for sale.

          Deposits increased by $1.9 million, or .6%, to $316.5 million at April 30, 1996 from $314.6 million at July 31, 1995, as a result of competitive rates offered on short-term certificates of deposit.

          Total stockholders' equity increased by $20.0 million to $49.0 million at April 30, 1996 compared to $29.0 million at July 31, 1995. This increase was the result of $19.3 million of net proceeds from the stock offering and net income of $1.3 million, partially offset by a $425,000 increase in the net unrealized holding loss-debt and equity securities and the Bank's quarterly dividend of approximately $93,000.

Results of Operations
- - ---------------------

          The consolidated earnings of the Company depend primarily on the difference between the interest earned on its loan, mortgage-backed securities and investment portfolios and the interest paid on deposits and borrowings. This difference is known as "net interest income". The Company's net income also is affected by its provision for losses on loans and investments in real estate, as well as the amount of non-interest income, including loan fees and service charges, and non-interest expense, such as salaries and employee benefits, deposit insurance premiums, occupancy and equipment costs and income taxes. Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

          Interest Income. Interest income totalled $8.3 million and $24.7 million for the three and nine months ended April 30, 1996, compared to $8.1 million and $22.9 million for the three and nine months ended April 30, 1995, respectively. The $229,000 increase for the three months ended April 30, 1996 compared to the three months ended April 30, 1995 resulted from a $27.9 million, or 6.7%, increase in average interest earning assets to $443.2 million for the three months ended April 30, 1996, from $415.3 million during the three months ended April 30, 1995, offset by a decrease in the yield on average interest earning assets to 7.5% for the three months ended April 30, 1996, from 7.8% for the three months ended April 30, 1995. The increase in average interest earning assets resulted from a $24.1 million, or 10.9%, increase in average mortgage loans to $244.7 million from $220.6 million.

          The $1.8 million increase in interest income for the nine months ended April 30, 1996 compared to the nine months ended April 30, 1995 was due to an increase of $24.4 million in average interest earning assets and an increase in the yield on average interest earning assets of 14 basis points from 7.49% for the nine months ended April 30, 1995 to 7.63% for the nine months ended April 30, 1996.

          The principal reasons for the increase in the yield on interest-earning assets for the nine months ended April 30, 1996 compared to the same period ended April 30, 1995, were the increases in the yields on mortgage loans of 25 basis points, consumer and other loans of 47 basis points, and investment securities of 19 basis points. Such increases resulted from the upward repricing of the monthly adjustable loans and the new loans and securities added to the portfolio.

          Interest Expense. Interest expense totalled $4.9 million and $15.4 million for the three and nine months ended April 30, 1996, compared to $5.0 million and $13.9 million for the three and nine months ended April 30, 1995. The $1.5 million increase for the nine months ended April 30, 1996 compared to the nine months ended April 30, 1995 was due to an increase of $14.8 million in average interest-bearing liabilities. The Company utilized deposits, FHLB advances and other borrowings to fund originations and purchases of loans and securities.

          Net Interest Income. Net interest income totalled $3.4 million and $9.3 million for the three and nine months ended April 30, 1996 compared to $3.1 million and $9.0 million for the three and nine months ended April 30, 1995. The increase in net interest income for the three and nine months was primarily due to an increase in average net interest-earning assets for the quarter ended April 30, 1996 compared to the same period ended 1995 due mainly to the net proceeds of the stock offering completed October 31, 1995.

          Provision for Loan Losses. The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Company's past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of underlying loan collateral, and current and expected future economic conditions. The Company's allowance for loan losses was $4.4 million, or 1.5%, of total loans receivable, at April 30, 1996, compared to $6.4 million, or 3.5%, of total loans receivable, at July 31, 1995. Nonperforming assets decreased from $9.5 million, or 2.2%, of total assets at July 31, 1995, to $4.6 million, or 1.0%, of total assets at April 30, 1996. The Company's provision for loan losses was $62,000 and $562,000 for the three and nine months ended April 30, 1996, compared to $942,000 and $3.1 million for the three and nine months ended April 30, 1995. The decrease in the provision for loan losses related to the partial write off of loans on four commercial properties in fiscal year 1995 which comprised the Company's largest lending relationship. Since then, three of the properties were sold and settled, and management believes the remaining property should settle in sixty days. The provision for loan losses reflects management's assessment of information with respect to such commercial real estate loans and its current view of the risks in the Company's loan portfolio based on an evaluation of specific loans in its portfolio, estimated collateral values, historical loss experience, current economic trends, and the existing level of the Company's allowance for loan losses.

          Noninterest Income. Noninterest income, consisting primarily of deposit fees, loan servicing fees, and gains and losses on sales of loans, mortgage-backed securities and investments, totalled $210,000 and $615,000 for the three and nine months ended April 30, 1996, compared to $237,000 and $677,000 for the three and nine months ended April 30, 1995. The $27,000 and $62,000 decrease for the three and nine months ended April 30, 1996, respectively, was due primarily to a decrease in revenue from the Bank's subsidiary, American National Insurance Agency during the three and nine months ended April 30, 1996 partially offset by the increase in service fees charged.

          Noninterest Expense. Noninterest expense, consisting primarily of salaries and employee benefits, occupancy and equipment, federal deposit insurance premiums and provision for losses on investments in real estate ("REO"), totalled $2.6 million and $7.5 million for the three and nine months ended April 30, 1996 compared to $2.4 million and $6.9 million for the three and nine months ended April 30, 1995. The increase in non-interest expense for the three and nine months ended April 30, 1996 was the result of increased advertising expense for mortgage and consumer loans and deposits, salary increases, as well as costs associated with a public company, including the formation of an Employee Stock Ownership Plan ("ESOP").

          Net Income. Net income was $673,000 or $.18 per share for the three months ended April 30, 1996, compared to a net loss of $30,000 for the three months ended April 30, 1995. The $703,000 increase in net income was primarily due to an increase in net interest income of $280,000, a decrease in the provision for loan losses of $880,000, offset by an increase in noninterest expense of $108,000 and an increase in income tax expense of $322,000. Net income was $1.3 million for the nine months ended April 30, 1996 compared to a net loss of $167,000 for the nine months ended April 30, 1995. The $1.5 million increase in net income was primarily due to a decrease in the provision for loan losses of $2.5 million and an increase in net interest income of $344,000, offset by an increase in noninterest expenses of $630,000 and an increase in income tax expense of $728,000.

Liquidity and Capital Resources
- - -------------------------------

         The Bank is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision (OTS) regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5%. The Bank's liquidity ratio averaged 11.9% during the month of April 1996. In addition, the Bank is required to maintain short term liquid assets of at least 1% of the Bank's average daily balance of net withdrawable deposit accounts and current borrowings. The Bank adjusts liquidity as appropriate to meet its asset and liability management objectives. At April 30, 1996, the Bank was in compliance with such liquidity requirements.

          The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, FHLB advances and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in federal funds, and other short-term interest-earning and other assets, which provide liquidity to meet lending requirements.

          The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") requires thrift institutions to maintain certain minimum levels of regulatory capital. The regulatory capital regulations require minimum levels of tangible and core capital of 1.5% and 3%, respectively, of adjusted total assets and risk-based capital of 8% of risk-weighted assets. The Bank was in compliance with the regulatory capital requirements with tangible, core and risk-based capital ratios of approximately 8.86%, 8.86%, and 18.64%, respectively, at April 30, 1996. In addition, at April 30, 1996, the Bank exceeded all fully phased in capital requirements.

          In August 1993, the Office of Thrift Supervision (OTS) adopted a final rule incorporating an interest rate risk ("IRR") component into the risk-based capital requirements. However, the OTS has deferred for the present time the date on which the interest rate risk component is required to be deducted from capital.

          Under the rule, the institution's IRR is measured as the change to its net portfolio value (NPV) as a result of a hypothetical 200 basis point change in market interest rates. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. The rule provides that the OTS will calculate the IRR component quarterly for each institution.

          Based on the March 31, 1996 OTS calculation of the IRR component, the Bank's IRR was less than 2% of the market value of its assets. Therefore, the Bank would not have been required to maintain a risk-based capital ratio in excess of the current 8% requirement. Also, because of the Bank's current risk based capital level, management does not believe that compliance with the new rule will adversely affect its operations.

          The OTS has proposed an increase in the core capital requirement for savings institutions of at least 100 to 200 basis points higher than the current 3.0% requirement for all but the highest rated savings institutions. The OTS has not taken final action on the proposal; however, it has reserved the right to apply this higher standard to any insured financial institution when considering an institution's capital adequacy.

          The Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991 included prompt corrective action provisions for which implementing regulations became effective on December 19, 1992. FDICIA also includes significant changes to the legal and regulatory environment for insured depository institutions, including reduction in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting, and operations.

          The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain defined restrictions, including the requirement to file a capital plan with its primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. To be considered "well capitalized," an institution must generally have a leverage ratio of at least 5%, a tier one risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. The Bank is in the "well capitalized" category at April 30, 1996.

          Delinquent Loans, Nonperforming Asset, and Restructured Loans. The following table sets forth information regarding nonperforming loans, real estate owned by the Company, and restructured loans within the meaning of SFAS 15, at the dates indicated.

                                                     At              At
                                              April 30, 1996   July 31, 1995
                                              --------------   -------------
                                                 (Dollars in Thousands)

Nonperforming loans:
   One to four-family residential
     real estate                                 $    495        $  1,023
   Multifamily residential real
     estate                                         1,458           1,479
   Commercial real estate                           2,091           5,907
   Consumer loans                                     205             198
                                                 --------        --------
      Total nonperforming loans                     4,249           8,607
Total real estate owned <F1>                          396             890
                                                 --------        --------
      Total nonperforming assets                    4,645           9,497

Restructured loans <F2>                             1,643           1,870
                                                 --------        --------

Total nonperforming assets and
   restructured loans                            $  6,288         $11,367
                                                 ========         =======


Total nonperforming loans to total loans
   receivable                                        1.47%          3.52%
Total nonperforming loans to total assets             .95%          2.02%
Total nonperforming loans and real estate
   owned to total assets                             1.03%          2.23%

<F1>  Represents property acquired by the Company through foreclosure or deed in lieu of foreclosure.
<F2>  All restructured loans are performing in accordance with their restructured payment terms.

Recent Regulatory Developments
- - ------------------------------

          The Bank's deposits are currently insured by the SAIF which is administered by the FDIC. Under the FDIC's "risk-based" system each institution is assigned a deposit insurance premium assessment rate which currently ranges from 0.23% to 0.31% of insured deposits. The Bank's current assessment rate is .23%. Until recently, the risk-based deposit insurance premiums paid by institutions insured by the SAIF and the Bank Insurance Fund (the "BIF") had been assessed based on identical rate schedules having the above range of premium assessment rates. The SAIF and BIF are each required by statute to attain, and thereafter to maintain, a reserve to deposits ratio of 1.25%. The BIF attained its required reserve level in late May 1995, because of the BIF's greater premium revenues and the fact that a substantial portion of the SAIF premiums is required to be used to repay certain bonds (the "FICO Bonds") issued for the purpose of funding the resolution of failed thrift institutions. The SAIF is not expected to attain its reserve ratio prior to at least 2007.

          The FDIC recently adopted a new assessment rate schedule of 4 to 31 basis points for BIF members beginning on or about March 31, 1995. Under the new schedule, approximately 91% of BIF members would pay the lowest assessment rate of 4 basis points. With respect to SAIF member institutions, the FDIC adopted a final rule to retain the existing assessment rate schedule applicable to SAIF member institutions of 23 to 31 basis points. As a result, there is a significant disparity between the assessment rate for BIF and SAIF members. As long as the deposit rate premium disparity continues, SAIF-insured institutions will be placed at a significant competitive disadvantage due to their higher premium costs, and the financial condition of the SAIF could worsen if its deposit base shrinks as a result of the disparity.

          A number of proposals for assisting the SAIF in attaining its required reserve level, and thereby permitting SAIF deposit insurance premiums to be reduced to levels at or near those paid by BIF-insured institutions, have been introduced in Congress. As of the date hereof, legislation in the House and Senate would provide for a one-time surcharge on SAIF-insured institutions of approximately 85 to 90 basis points on SAIF insured deposits to enable the SAIF to attain its required reserve level. The legislation would also have required the elimination of the Federal thrift institution charter, coupled with the requirement that each federally chartered thrift institution convert to a national bank or a state chartered bank, savings bank, or savings and loan association by January 1, 1998; merger of the BIF and the SAIF as of that date; the elimination of the OTS as a separate regulatory agency; treatment of thrift holding companies as bank holding companies for federal regulatory purposes; and elimination of certain tax bad debt reserve deductions currently available to qualifying thrift institutions. As of June 3, 1996, Congress failed to pass legislation to resolve the BIF/SAIF premium disparity in connection with budget-related legislation. It is unclear whether there will be another opportunity for BIF/SAIF legislation in the near future, if at all, although the White House and the regulators have pledged to aggressively seek a vehicle for prompt action. The Company is not able to predict whether or in what form any of the legislation currently being discussed will be adopted or the effect that such adoption will have on the Company's operations. A significant increase in the SAIF insurance premiums or a significant surcharge to recapitalize the SAIF, however, would likely have an adverse effect on the operating expenses and results of operations of the Bank and the Company and would reduce the Bank's regulatory capital. If the proposed assessment of $.85 to $.90 per $100 of assessable deposits were effected based on deposits as of June 30, 1995, the Bank's pro rata share would amount to approximately $2.7 million to $2.8 million before taxes, respectively.

PART II.          OTHER INFORMATION


Item 1.  Legal Proceedings
- - --------------------------

          There are various claims and lawsuits in which the Company is periodically involved incidental to the Company's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

          No Form 8-K reports were filed during the period ended April 30, 1996.

                                     SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                            AMERICAN NATIONAL BANCORP, INC.




Date:  June 12, 1996                    By:  /s/ A. Bruce Tucker
       -------------                        ----------------------------------
                                              A. Bruce Tucker
                                              PRESIDENT and
                                              CHIEF EXECUTIVE OFFICER



Date:   June 12, 1996                   By:   /s/ James M. Uveges
        --------------                       ---------------------------------
                                               James M. Uveges
                                               SENIOR VICE PRESIDENT and
                                               CHIEF FINANCIAL OFFICER