Form 10-Q/A
period 1996-04-30
AMERICAN NATIONAL BANCORP INC
filed 1996-08-01
CIK 948020

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                      ____________________________

                         Form 10-Q - AMENDMENT


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
                                            ---------

                      AMERICAN NATIONAL BANCORP, INC.
- ------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

            Delaware                                    52-1943817
- ---------------------------------------       --------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification Number)

       211 North Liberty Street, Baltimore, Maryland     21201-3978
- ------------------------------------------------------------------------------
      (Address of principal executive offices)           (zip code)

Registrant's telephone number,
including area code:                                       (410)-752-0400
                                                        ----------------------

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                   --------  --------

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




Date:  July 31, 1996                    By:  /s/ A. Bruce Tucker
       -------------                        ----------------------------------
                                              A. Bruce Tucker
                                              PRESIDENT and
                                              CHIEF EXECUTIVE OFFICER



Date:   July 31, 1996                   By:   /s/ James M. Uveges
        --------------                       ---------------------------------
                                               James M. Uveges
                                               SENIOR VICE PRESIDENT and
                                               CHIEF FINANCIAL OFFICER
