Form 10-K
period 1996-07-31
AMERICAN NATIONAL BANCORP INC
filed 1996-11-06
CIK 948020

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 [FEE REQUIRED]
    For the Fiscal Year Ended July 31, 1996
                                OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 [NO FEE REQUIRED]

    For the transition period from _______________ to
______________________

                 Commission File Number: 0-26870

                 AMERICAN NATIONAL BANCORP, INC.
             ---------------------------------------
      (Exact name of registrant as specified in its charter)

               Delaware                   52-1943817
               --------                   ----------
    (State or other jurisdiction of     (I.R.S. Employer
     incorporation or organization)   Identification Number)

   211 North Liberty Street, Baltimore, Maryland    21201
   ---------------------------------------------    -----
     (Address of Principal Executive Offices)     Zip Code

                          (410) 752-0400
                        ---------------
                 (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

              Common Stock, par value $.01 per share
                         (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

    As of September 27, 1996, there was issued and outstanding
3,603,646 shares of the Registrant's Common Stock.

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, which amount includes voting stock held by officers and directors, computed by reference to the last sale price on September 27, 1996, as reported by the Nasdaq National Market, was approximately $45.0 million.

               DOCUMENTS INCORPORATED BY REFERENCE

1.  Annual Report to Stockholders for the fiscal year ended July
    30, 1996 (Parts II and IV).

2.  Proxy Statement for the November 21, 1996 Annual Meeting of
    Stockholders (Part III).
PAGE

                              PART I

ITEM 1.  Business
-----------------

American National Bancorp, Inc.

    American National Bancorp, Inc. (the "Company") is a Delaware corporation that was organized in July 1995. On October 31, 1995, the Company acquired 100% of the capital stock of American National Savings Bank, F.S.B. (the "Bank"), sold 2,182,125 shares of common stock in a subscription offering for a purchase price of $10.00 per share (the "Offering"), and issued 1,798,375 shares of common stock in exchange for 927,000 shares of the Bank's common stock held by shareholders other than American National Bankshares, M.H.C. (together with the Offering, the "Conversion"). Immediately following the Conversion, the only significant assets of the Company were the common stock of the Bank and $19.3 million of the net proceeds from the Offering. The Company is registered as a savings and loan holding company with the Office of Thrift Supervision (the "OTS").

    The Company employs executive officers and a support staff if and as the need arises. Such personnel are provided by the Bank and are not paid separate remuneration for such services. The Company reimburses the Bank for the use of Bank personnel. The Company leases office space from and utilizes the premises, equipment and furniture of the Bank, and reimburses the Bank for rent, services, equipment, supplies and facilities provided. The Company's lending, gathering of deposits, and other operations are discussed herein on a consolidated basis, and are primarily conducted through the Bank. At July 31, 1996, the Company had total consolidated assets of $461.3 million, total consolidated deposits of $313.1 million, and consolidated stockholders' equity of $47.3 million. The Company's executive office is located at 211 North Liberty Street, Baltimore, Maryland 21201 and its telephone number is (410) 752-0400.

American National Savings Bank, F.S.B.

    The Bank is a federally chartered stock savings bank headquartered in Baltimore, Maryland. The Bank conducts operations through nine full-service offices in its market area consisting of Baltimore City and parts of the Maryland counties of Baltimore, Howard, Harford, Anne Arundel, and Carroll. The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits together with other funds, in loans collateralized by one- to four-family residential real estate, mortgage-backed securities, and, to a lesser extent, construction and land development loans, consumer loans and investment securities. In the past, the Bank also actively originated multifamily residential real estate loans and commercial real estate loans; however, originations of such loans have decreased significantly in recent years as the Bank has sought to reduce the credit risk and losses in its loan portfolio. The Bank also has reduced its involvement in real estate joint ventures due to economic conditions and changes in regulatory capital requirements.

Market Area

    The Company's market area comprises Baltimore City and parts of Baltimore, Howard, Harford, Anne Arundel and Carroll counties, which are part of the Baltimore metropolitan area. Baltimore City is located approximately 30 miles from Washington, D.C., and is part of the Washington-Baltimore Metropolitan Statistical Area.
The Company's market area has a diverse base, although it has been significantly influenced by the federal government and the defense industry. The Federal Government continues to be one of the area's largest employers. Headquartered within the Company's market area are a number of Federal Government agencies, including the Social Security Administration and the Health Care Financing Administration. Other major employers and industries within the Company's market area include General Motors Truck and Bus Group, Pepsi-Cola Company, Black and Decker Corporation, Sweetheart Cup Company, Inc., John Hopkins University, the University of Maryland-Baltimore, McCormick and Company, Inc., Bethlehem Steel Corp., Martin Marietta Aero and Naval Systems, Northrop-Grumman, Fort Meade, Proctor and Gamble Cosmetic and Fragrance Products, The Baltimore Sun, Baltimore Gas and Electric Company, Giant Food, Inc., Bell Atlantic, Blue Cross and Blue Shield of Maryland,
PAGE

USF&G Corporation, PHH Corporation, Crown Central Petroleum, and The Ryland Group, Inc. The Baltimore metropolitan area also has an active tourism industry, and is home to the Baltimore Orioles professional baseball team and Oriole Park at Camden Yards, the Baltimore Ravens professional football team, the Inner Harbor, and the Baltimore Aquarium. As of 1990, the population of the Baltimore metropolitan area was approximately two million.

Lending Activities

    Loan and Mortgage-Backed Securities Portfolio Composition.
The principal components of the Company's loan portfolio are conventional first mortgage loans secured by one- to four-family residential real estate and, to a lesser extent, multifamily residential real estate and commercial real estate loans. At
July 31, 1996, the Company's total loan portfolio totalled
$298.5 million, of which $168.7 million, or 56.5%, were one- to four-family residential real estate mortgage loans, $35.9 million, or 12.0%, were multifamily residential real estate loans, and $37.7 million, or 12.6%, were commercial real estate loans. The remainder of the Company's mortgage loans at July 31, 1996, consisted of $37.5 million of construction and land development loans. To supplement its loan portfolio, the Company also invests in mortgage-backed securities that directly or indirectly provide funds principally for residential mortgage loans made to home buyers in the United States. See " Investment Activities." Consumer loans, consisting of home-equity loans, loans collateralized by deposit accounts and other loans totalled
$17.1 million, or 5.8%, of the Company's total loan portfolio.
PAGE

     Analysis of Loan and Mortgage-Backed Securities Portfolio.
Set forth below are selected
data relating to the composition of the Company's loan portfolio by type of loan, and mortgage-backed securities portfolio, as of the dates indicated.


                                                                                       At July 31,
                                    -----------------------------------------------------------------------------------------------
                                           1996               1995               1994                1993                1992
                                    -----------------  -----------------  ------------------  ------------------  -----------------
                                     Amount   Percent   Amount   Percent   Amount    Percent   Amount    Percent   Amount   Percent
                                    --------  -------  --------  -------  --------   -------  --------   -------  --------  -------
                                                                                   (Dollars in Thousands)
Real estate loans:
    One- to four-family residential $168,698   56.5%   $135,616   55.4%   $114,181    52.9%   $107,883    47.1%   $121,167   46.4%
    Multifamily residential           35,930   12.0      39,361   16.1      38,886    18.0      43,913    19.2      51,858   19.9
    Commercial                        37,695   12.6      38,894   15.9      41,747    19.4      48,812     1.3      55,559   21.3
    Construction (1)                  37,503   12.6      16,471    6.7       9,964     4.6      16,164     7.1      17,062    6.5
                                    --------  -----    --------  -----    --------   -----    --------   -----    --------  -----
       Total real estate loans       279,826   93.7     230,349    4.1     204,778    94.9     216,772    94.7     245,646   94.1

Consumer loans:
    Home equity                        6,775    2.3       6,201    2.5       5,899     2.7       6,275     2.7       8,411    3.2
    Other (2)                         10,345    3.5       6,805    2.8       3,758     1.8       4,587     2.0       5,152    2.0
                                    --------  -----    --------  -----    --------   -----    --------   -----    --------  -----
        Total consumer loans          17,120    5.8      13,006    5.3       9,657     4.5      10,862     4.7      13,563    5.2
                                    --------  -----    --------  -----    --------   -----    --------   -----    --------  -----

Accrued interest receivable            1,547     .5       1,323     .6       1,278      .6       1,394      .6       1,710     .7
                                    --------  -----    --------  -----    --------   -----    --------   -----    --------  -----

        Total loans receivable       298,493  100.0%    244,671  100.0%    215,713   100.0%    229,028   100.0%    260,919  100.0%
                                    --------  -----    --------  ------   --------   -----    --------   -----    --------  -----
                                              -----              ------              -----               -----              -----
Less:
    Undisbursed loan proceeds         14,837              5,138              2,513               3,786               3,215
    Unearned loan fees                 1,202              1,083                989               1,321               1,571
    Allowance for loan losses          4,412              6,361              3,669               2,326               1,468
                                    --------           --------           --------            --------            --------
        Total loans receivable, net $278,042           $232,089           $208,542            $221,595            $254,665
                                    --------           --------           --------            --------            --------
                                    --------           --------           --------            --------            --------

Mortgage-backed securities (3)      $133,466           $159,805           $160,139            $119,815            $ 97,179
                                    --------           --------           --------            --------            --------
                                    --------           --------           --------            --------            --------

___________________________________ __
(1) Includes land development loans of $14.2 million, $10.9 million, $5.2 million, $9.7 million and $14.1 million at July 31,
1996, 1995, 1994, 1993 and 1992, respectively.
(2) Includes passbook loans, second mortgage loans, automobile loans and unsecured lines of credit.
(3) Includes $33.3 million, $3.0 million, $42.3 million and $17.9 million of mortgage-backed securities available for sale at
July 31, 1996, 1995, 1994, and 1993, respectively.
See Note 2 to Consolidated Financial Statements.

    Loan Maturity Schedule. The following table sets forth the maturity or period of repricing of the Company's portfolio at July 31, 1996. Demand loans, loans having no stated schedule of repayments, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans are included in the period in which the final contractual repayment is due.


                                                                                                Beyond
                                         Within       1-3        3-5       5-10      10-20        20
                                         1 Year     Years       Years     Years      Years       Years      Total
                                         -------    -------    -------    -------    -------    -------    --------
                                                                      (In Thousands)
    Real estate loans:
        One- to four-family residential  $46,464    $15,366    $10,070    $25,594    $23,151    $48,053    $168,698
        Multifamily residential           13,179     12,625      1,668      5,569      2,374        515      35,930
        Commercial                         9,162     13,708      4,619      2,926      5,451      1,829      37,695
        Construction (1)                  29,499      5,661                                       2,343      37,503
   Consumer loans                          7,342      4,239      4,478        726                   335      17,120
        Accrued interest receivable        1,547                                                              1,547
                                         -------    -------    -------    -------    -------    -------    --------
            Total                       $107,193    $51,599    $20,835    $34,815    $30,976    $53,075    $298,493
                                         -------    -------    -------    -------    -------    -------    --------
                                         -------    -------    -------    -------    -------    -------    --------

_____________________________________
(1)    Includes land development loans.


    Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at July 31, 1996, the dollar amount of all fixed-rate and adjustable-rate loans due or scheduled next to reprice after July 31, 1997.


                                           Fixed   Adjustable    Total
                                         --------  ----------   --------
                                                (In Thousands)
Real estate loans:
  One- to four-family residential        $101,548    $20,686    $122,234
  Multifamily residential                  11,926     10,825      22,751
  Commercial                               17,926     10,607      28,533
  Construction (1)                                     8,004       8,004
Consumer loans                              9,409        369       9,778
                                         --------  ----------   --------
    Total                                $140,809    $50,491    $191,300
                                         --------  ----------   --------
                                         --------  ----------   --------

_____________________________
(1)    Includes land development loans.


    One- to Four-Family Residential Real Estate Loans. The Company's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans collateralized by properties located in the Company's market area. The Company generally does not originate one- to four-family residential loans collateralized by properties outside of its market area, although from time to time the Company may purchase loans collateralized by properties outside the Company's market area if such loans satisfy the Company's internal underwriting standards. At July 31, 1996, $168.7 million, or 56.5% of the Company's total loan portfolio consisted of one- to four-family residential mortgage loans, and approximately $160.6 million, or 95.2%, of the Company's one- to four-family residential real estate loans were collateralized by real estate located in the state of Maryland.

    The Company's one- to four-family residential real estate loans generally are originated and underwritten according to standards that qualify such loans to be included in Freddie Mac ("FHLMC") and Fannie Mae ("FNMA") purchase and guaranty programs and that otherwise permit resale in the secondary mortgage market. The Company generally retains its adjustable rate mortgage ("ARM") originations. Whether the Company can or PAGE will sell fixed rate loans into the secondary market, however, depends on a number of factors including the yield and the term of the loan, market conditions, and the Company's current interest rate gap position. For example, in the current interest rate environment, fixed rate loans with terms of less than 15 years and with above-market yields are currently retained by the Company. During the fiscal years ended July 31, 1996, 1995, and 1994, the Company sold into the secondary market $4.2 million, $2.2 million and $8.7 million of one- to four-family residential mortgage loans, generally from current period originations. From time to time, the Company may also exchange one- to four-family residential real estate loans for FNMA securities. As of July 31, 1996, the Company had no such securities in its portfolio.

    The Company generally retains the servicing rights on loans it has sold. The Company receives fees for these servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments on behalf of the borrowers. As of July 31, 1996, the Company serviced loans for others aggregating $50.0 million.

    The Company currently offers one- to four-family residential mortgage loans with terms typically ranging from 10 to 30 years, and with adjustable or fixed interest rates. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The average length of time that the Company's one- to four-family residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors. In recent years, the average maturity of the Company's mortgage loans has decreased significantly due to the volume of refinancing activity. Accordingly, estimates of the average length of one- to four-family loans that remain outstanding cannot be made with any degree of accuracy.

    The Company's fixed rate mortgage loans amortize on a monthly basis with principal and interest due each month. The Company's fixed rate loans are generally originated with terms ranging from 10 to 30 years. The Company also offers seven year "balloon" loans with an interest rate for the first seven years set at 25 basis points less than the Company's 10 year fixed rate loans. At the end of the first seven years the interest rate for the remaining 23 year term is set at a margin over the then current FNMA 30-day purchase price.

    Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company's interest rate gap position, and loan products offered by the Company's competitors. The Company's ARM loans are generally for terms of 30 years, with interest rates that adjust annually. In some instances, the Company offers three and five year ARM loans. Interest rate adjustments, are limited to 2% per year and 6% over the life of the loan. The Company's current index on its ARM loans is the one year Treasury Bill rate, plus a margin. The Company will originate ARM loans with initially discounted rates, often known as "teaser rates." The Company determines whether a borrower qualifies for an ARM loan based on the fully indexed rate of the ARM loan at the time the loan is originated. One- to four-family residential ARM loans totaled $57.8 million, or 19.4%, of the Company's total loan portfolio at July 31, 1996. During the fiscal year ended July 31, 1996, the Company purchased $10.9 million of ARM loans collateralized by one- to four-family residential real estate located primarily in Maryland.

    The primary purpose of offering ARM loans is to make the Company's loan portfolio more interest rate sensitive. Management believes that although ARM loans better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgage loans, the increased mortgage payments required of adjustable-rate mortgage loan borrowers in a rising interest rate environment could potentially cause an increase in delinquencies and defaults. The Company has not historically experienced a material difference in the delinquency rate between its fixed-rate and adjustable-rate one- to four-family loans.

    The Company's one- to four-family residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Company's fixed rate mortgage loan portfolio, and the Company has generally exercised its rights under these clauses.
PAGE

    The Company makes one- to four-family real estate loans with loan-to-value ratios of up to 95%. For one- to four-family real estate loans with loan-to-value ratios of between 80% and 90%, the Company requires the first 20% of the loan amount to be covered by private mortgage insurance. For one- to four-family residential real estate loans with loan-to-value ratios of between 90% and 95%, the Company requires the first 25% of the loan amount to be covered by private mortgage insurance. The Company requires fire and casualty insurance, as well as a title guaranty regarding good title, on all properties securing real estate loans made by the Company.

    Multifamily Residential Real Estate Loans.   In recent years,
the Company has significantly reduced its originations of multifamily residential real estate loans, and the total amount of such loans in its loan portfolio has decreased. The Company currently makes multifamily residential real estate loans only to existing or previous customers who have made timely payments on loans that are current, or to facilitate the sale of property acquired by the Company through foreclosure. Loans collateralized by multifamily residential real estate constituted approximately $35.9 million, or 12.0%, of the Company's total loan portfolio at July 31, 1996, compared to $51.9 million, or 19.9%, of the total loan portfolio at July 31, 1992. At July 31, 1996, the Company's portfolio of multifamily residential real estate loans included 5 loans with principal balances that exceeded $1.0 million. Multifamily residential real estate originations totalled 4.9%, 3.8%, and 1.0%, of total loan originations during the fiscal years ended July 31, 1996, 1995, and 1994, respectively. Although the Company increased its originations of multifamily residential real estate loans to $3.7 million during the fiscal year ended July 31, 1996, from $1.8 million during the fiscal year ended July 31, 1995, such loans constituted only 4.9% of originations over the year, and conformed to the Company's strategy of originating such loans only to existing or previous customers who had made timely payments on loans. None of the multifamily originations during the fiscal year ended July 31, 1996, were loans to facilitate the sale of real estate acquired by the Company through foreclosure. The Company's multifamily real estate loans are primarily collateralized by multifamily residences, such as apartment buildings and condominium buildings. The Company also includes in its multifamily residential real estate loan portfolio loans made to investors collateralized by more than four single-family residences. Multifamily real estate loans are offered with fixed and adjustable rates and are structured in a number of different ways depending upon the circumstances of the borrower and the type of multifamily project. Fixed rate loans generally amortize over 15 to 25 years, and generally contain call provisions permitting the Company to require that the entire principal balance be repaid at the end of five to seven years. Such loans are priced as five to seven year loans. The Company's adjustable rate multifamily loans are currently offered for terms of 15 to 30 years and are often callable by the Company after five to ten years. The Company has generally not exercised call provisions of multifamily residential real estate loans that have a good payment history and are priced at market rates or higher. Interest rates adjust monthly or annually, subject to limitations, and are tied to a margin over the one year Treasury index. The Company's adjustable rate multifamily residential real estate loans currently include limitations on interest rate increases in any one year and over the life of the loan.

    Loans collateralized by multifamily real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

    Commercial Real Estate Loans. In recent years, the Company has significantly reduced its originations of commercial real estate loans and the total amount of such loans in its loan portfolio.
The Company currently makes commercial real estate loans only to existing or previous customers who have made timely payments on loans that are current, or to facilitate the sale of commercial real estate acquired by the Company through foreclosure. Loans secured by commercial real estate constituted approximately
$37.7 million, or 12.6% of the Company's total loan portfolio at July 31, 1996, compared to $55.6 million, or 21.3% of the total loan portfolio at July 31, 1992. At July 31, 1996, the Company's portfolio of commercial real estate loans included 12 loans with principal balances that exceeded $1.0 million. Commercial real estate loan originations totalled 8.6%, 3.7% and 2.0% of total loan originations during the fiscal years ended July 31, 1996, 1995, and 1994, respectively. Although the Company
PAGE
increased its originations of commercial real estate loans to $6.6 million during the fiscal year ended July 31, 1996, from $1.7 million during the fiscal year ended July 31, 1995, such loans conformed to the Company's strategy of originating commercial loans only to existing or previous customers who had made timely payments on loans. Of the Company's originations of commercial real estate loans during the fiscal year ended July 31, 1996, $1.5 million was for the purpose of facilitating the sale of REO. The Company's commercial loans are secured by improved property such as shopping centers, warehouses, office buildings, and other nonresidential buildings. Commercial real estate loans currently are offered with fixed and adjustable rates and are structured in a number of different ways depending upon the circumstances of the borrower and the nature of the project. Fixed rate loans generally amortize over 15 to 25 years, and generally contain call provisions permitting the Company to require that the entire principal balance be repaid at the end of five to seven years. Such loans are priced as five to seven year loans. The Company's adjustable rate commercial real estate loans are currently offered for terms of 15 to 30 years and are often callable by the Company after 10 years. The Company has generally not exercised call provisions of commercial real estate loans that have a good payment history and are priced at market rates or higher. Interest rates adjust monthly or annually, and are tied to the one year Treasury index. The Company's adjustable rate commercial real estate loans currently include limitations on interest rate increases in any one year and over the life of the loan.

    Loans secured by commercial real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

    Construction and Land Development Loans. The Company offers construction loans to individuals for the construction of their residence as well as to builders for the construction of one- to four-family residential units and to a much lesser extent commercial and multifamily units. In addition, the Company offers land loans, including loans to purchase developed single family lots and land acquisition and development loans to develop single family lots. At July 31, 1996, the Company's $37.5 million of construction and land development loans included $23.3 million of constructions loans and $14.2 million of land development loans. As of July 31, 1996, all construction and land loans were collateralized by properties located within the suburbs of Baltimore and Washington, D.C.

    Construction loans to individuals typically convert to permanent loans at the end of the construction phase. The maximum loan amount does not typically exceed 80% of appraised value, and the Company requires private mortgage insurance where the loan amount exceeds 80% of appraised value. Construction loans to individuals have a maximum construction term of one year, after which the loan may be converted to a 15 to 30 year fixed- or adjustable-rate mortgage loan at the option of the borrower. The interest rates typically float at a margin over the prime rate and adjust monthly. The loan application process requires that the builder submit accurate plans, specifications and cost projections. In addition, the Company reviews the borrower's existing financial condition, including total outstanding debt. Construction loans on speculative units are restricted and in most instances homes are required to be pre-sold before construction advances are made. Advances are made on percentage of completion basis and all construction inspections are performed by the Company's appraisers prior to disbursement. Construction loans to builders generally require the payment of interest only during the construction term. Depending upon the number of units to be built and the absorption rate as determined by the appraisal, loan terms can vary between 12 to 24 months.

     All recent land loan originations are secured by single family lots, although a portion of prior originations included loans for commercial purposes. The maximum loan amount generally does not
exceed 75% of appraised value.   Loans made to purchase developed
lots have terms that are negotiated on a case-by-case basis. The Company does not make loans for speculation purposes land loans are typically made to builders or individuals who intend to build within a three-year period. The loan application process requires that the developer submit accurate cost estimates, development and site plans and cash flow projections. In addition, the Company reviews the borrower's existing financial condition including total outstanding debt.
Land acquisition and development loans generally require the developers to have the lots pre-sold to local or national builders. Depending upon the number of lots to be developed and the absorption rate as determined by the appraisal, the loan term can vary between 12 to 36 months. Interest rates typically float at a margin over the prime rate and adjust monthly. Loan proceeds are advanced as land development progresses, and in all instances, the Company's appraisers inspect the property and the work completed before the Company will disburse funds.

    Construction and land development loans involve additional risks attributable to the fact that funds are advanced upon an appraisal of the completed project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction and land development costs, as well as the market value on the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. The Company's loans typically do not exceed 80% of the appraised value of the completed project. As a result of the foregoing, construction and land development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If the Company is forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that the Company will be able to recover all of the unpaid balance of, and accrued interest on, the loan, as well as related foreclosure and holding costs. In addition, the Company may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.

    Consumer Loans. To a lesser extent, the Company originates consumer loans. As of July 31, 1996, consumer loans totalled $17.1 million, or 5.8%, of the Company's total loan portfolio. The principal types of consumer loans offered by the Company are adjustable rate home equity lines of credit with terms up to 20 years, automobile loans with terms up to five years, loans secured by deposit accounts and other loans consisting primarily of 5 to 15 year fixed-rate second mortgage loans, personal loans, and checking account lines of credit. Consumer loans, other than home equity lines of credit and automobile loans, are offered primarily on a fixed rate basis with maturities generally of less than ten years. The Company's home equity and residential second mortgage loans are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 80% or less. At July 31, 1996, home equity loans totalled $6.8 million, or 39.8% of consumer loans, and 2.3% of the Company's total loan portfolio. At July 31, 1996, the Company had $9.2 million of contractual commitments for lines of credit.

    Consumer loans entail greater credit risk than do residential mortgage loans but have smaller balances and tend to have higher interest rates. See " Delinquencies and Classified
Assets Delinquent Loans, Nonperforming Assets and Restructured Loans" for information regarding the Company's loan loss experience and reserve policy.

    Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as mortgage originators employed by the Company, real estate agent referrals, existing customers, borrowers, builders, attorneys, and walk-in customers. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of all multifamily residential and commercial real estate loans, a third party appraiser approved by the Company appraises the real estate intended to collateralize the proposed loans. The Company's internal appraisers review all third party appraisals. Either the Company's internal appraisers or a third party appraiser performs appraisals of one- to four-family residential properties. An underwriter in the Company's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. Pursuant to the Company's written loan policies, all loans of less than $1.0 million are approved by the Loan Committee that meets weekly and consists of four officers of the Company, including the President and the Executive Vice President. Such policies also require that all loans of $1.0 million or more be approved by the Loan Committee consisting of three directors. For multifamily residential and commercial real estate loans the Company requires that the borrower provide operating statements, pro forma cash flow statements and, if applicable, rent rolls. In addition, the Company reviews the borrower's credit standing and expertise in owning and managing the type of property that will collateralize the loan. For construction loans, the
PAGE

Company requires that the borrower provide detailed construction plans and specifications, and pro forma cash flow statements. In addition, the Company considers the feasibility of the project and the pertinent experience of the borrower. Proof of fire and casualty insurance is required at the time the loan is made and throughout the term of the loan. After the loan is approved, a loan commitment letter is promptly issued to the borrower.

    If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 60-day periods. The Company typically collects a commitment fee on conventional, construction, and land development loans. The Company requires a title search and, in the case of all real estate loans except home equity loans, a title guaranty. At July 31, 1996, the Company had commitments to originate $8.9 million of mortgage loans.

    The Company also enters into commitments to extend credit. At July 31, 1996, the Company had contractual commitments to extend credit (exclusive of undisbursed loans in process) for lines of credit and irrevocable letters of credit of $9.2 million and $2.1 million, respectively. The commitments may be funded from principal repayments of loans and mortgage-backed securities, excess liquidity, savings deposits, and, if necessary, borrowed funds. Commitments under lines of credit are generally longer than one year and are subject to periodic reevaluation and cancellation. Irrevocable letters of credit expire within two years. Because certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

    Origination, Purchase and Sale of Loans and Mortgage-Backed
Securities. The table below shows the Company's loan origination, purchase and sale of loans and mortgage-backed securities for the years indicated.


                                                 At July 31,
                                       --------------------------------
                                         1996        1995        1994
                                       --------    --------    --------
                                              (In Thousands)
Total loans receivable at beginning
   of year                             $232,089    $208,542    $221,595
Loans originated:
  Real estate:
    One- to four-family residential      30,297      25,559      34,752
    Multi-family residential              3,711       1,785         448
    Commercial                            6,586       1,727         855
    Construction (1)                     30,421      12,501       4,082
  Consumer:
    Home equity                           1,141       1,273         496
    Other                                 4,269       4,237       2,849
                                       --------    --------    --------
      Total originations                 76,425      47,082      43,482
Loans purchased                          17,972      11,216
Transfer of mortgage loans
    to foreclosed real estate            (2,960)     (1,400)       (489)
Repayments                              (40,659)    (27,763)    (45,753)
Loan sales                               (4,194)     (2,159)     (8,710)
Other (2)                                  (631)     (3,429)     (1,583)
                                       --------    --------    --------
Net loan activity                       (30,472)    (23,535)    (13,053)
                                       --------    --------    --------
    Total loans receivable at end
       of year (3)                     $278,042    $232,089    $208,542
                                       --------    --------    --------
                                       --------    --------    --------


Mortgage-backed securities at
  beginning of year                    $159,805    $160,139    $119,815
Purchases                                42,703      17,364     131,256
Sales. . .                              (56,036)     (3,100)    (49,601)
Repayments                              (11,823)    (15,001)    (39,790)
Other (4)                                (1,183)        403      (1,541)
                                       --------    --------    --------
Mortgage-backed securities
  at end of year (5)                   $133,466    $159,805    $160,139
                                       --------    --------    --------
                                       --------    --------    --------

_____________________________________
(1)    Includes land development loans.
(2)    Consists of changes in the allowance for losses, undisbursed loan proceeds, unearned discounts, and net deferred fees.
(3)    Includes $350,000 and $1.8 million of loans held for sale at July 31, 1996 and 1995, respectively.
(4)    Consists of gain (loss) on sale of securities, discount or premium amortization, changes in accrued interest receivable, and mark-to-market adjustment.
(5)    Includes $33.3 million, $3.0 million and $42.3 million of mortgage-backed securities available for sale at July 31, 1996, 1995 and 1994, respectively.


    Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Fees deferred are recognized into income immediately upon prepayment or sale of the related loan. At July 31, 1996, the Company had $1.2 million of deferred loan origination fees. Such fees vary with the volume and type of loans and commitments made and PAGE purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

    In addition to loan origination fees, the Company also receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges and late charges. The Company recognized fees and service charges of $640,000, $592,000, and $630,000 for the fiscal years ended July 31, 1996, 1995, and 1994, respectively. Income received from loans serviced for others was $146,000, $165,000, and $188,000, for the fiscal years ended July 31, 1996, 1995, and 1994, respectively.

    Loans to One Borrower. Federally chartered savings banks, such as the Bank, are subject to the same limits on loans to a single or related group of borrowers as those applicable to national banks, which under current regulations, is limited to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments, but not real estate). The
Bank's maximum loan to one borrower limit was $5.8 million at July 31, 1996. The Bank currently is in compliance with its loans-to-one-borrower limitations.

    The Bank's largest lending relationship at July 31, 1996, included (i) several loans originated in 1987, 1988 and 1991, collateralized by single family and multifamily residential units and two small office buildings located in the Baltimore Metropolitan area, and (ii) a fixed rate loan refinanced in 1986 with an eleven year call, collateralized by a 190 unit apartment complex located in Easton, Maryland. In 1992 the loans were restructured at market rates and consolidated into two loans as part of a bankruptcy proceeding which involved other properties of the borrower not financed by the Bank. At July 31, 1996, the loans had a principal balance of $2.6 million and $2.7 million, and the aggregate amount of the two loans was $5.3 million. As of July 31, 1996, the loans were current with respect to their repayment terms and were designated as special mention.

    The Bank's second largest lending relationship at July 31, 1996 included an adjustable rate and two fixed rate loans collateralized by two retail shopping centers in the Baltimore Metropolitan area. The loans were originated in 1995, and in June 1996 the Bank originated a fixed rate second mortgage collateralized by one of the shopping centers. Each loan has a ten year call date. At July 31, 1996, the loans ranged from $295,000 to $3.2 million and totalled $4.4 million. As of July 31, 1996, the loans were current with respect to their repayment terms.

    The Bank's third largest lending relationship included the following loans to one borrower: (i) six adjustable rate loans originated during 1987 through 1990 collateralized by one- to four-family residential properties located in the Baltimore Metropolitan area in amounts ranging from $68,000 to $554,000; (ii) a fixed rate loan originated in 1985 with a ten year call collateralized by a multifamily apartment building in Baltimore City; and (iii) a fixed rate loan originated in 1988 with a call date of December 31, 1996 collateralized by office and retail space in Baltimore. The loans described in (i) above were current with respect to their repayment terms as of July 31, 1996, and had a carrying value of $2.2 million. The loans described in (ii) and (iii) were restructured in 1992, at which time the Bank changed the interest rate to a one year adjustable rate at .5% below market and classified such loans as substandard. The Bank obtained appraisals on the properties described in (ii) and (iii) in 1995. At July 31, 1996, the loan described in (ii) had a carrying value of $436,000, net of specific reserves of $250,000, the loan described in (iii) had a carrying value of $161,000, net of specific reserves of $435,000, and both of the loans described in (ii) and (iii) were current with respect to their restructured repayment terms.

    The Bank's fourth largest lending relationship at July 31, 1996, included an adjustable rate loan and three fixed rate loans collateralized by apartment buildings and an office building in the Baltimore Metropolitan area. The loans were originated in 1987 and 1988. In June 1994, the Bank originated a fixed rate second mortgage loan collateralized by all of the properties. As of July 31, 1996, the loans ranged from $346,000 to $1.2 million, and totalled $3.5 million. As of July 31, 1996, the loans were current with respect to their repayment terms.

    The Bank's fifth largest lending relationship at July 31, 1996 included four adjustable rate loans collateralized by a retail shopping center and three apartment buildings in the Baltimore Metropolitan area. The
PAGE
loans were originated in 1988 with a ten year call. At July 31, 1996, the loans ranged from $252,000 to $1.5 million and totalled $2.9 million. As of July 31, 1996, the loans were current with respect to their repayment terms.

Delinquencies and Classified Assets

    Delinquencies. The Company's collection procedures provide that when a loan is 15 days past due, a computer-generated late charge notice is sent to the borrower requesting payment, plus a late charge. This is followed with a letter again requesting payment when the payment becomes 20 days past due. If delinquency continues, at 30 days another collection letter is sent and personal contact efforts are attempted, either in person or by telephone, to strengthen the collection process and obtain reasons for the delinquency. Also, plans to arrange a repayment plan are made. If a loan becomes 60 days past due, the loan becomes subject to possible legal action if suitable arrangements to repay have not been made. In addition, the borrower is given information which provides access to consumer counseling services, to the extent required by regulations of the Department of Housing and Urban Development. When a one- to four-family residential real estate loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, a notice of intent to foreclose is sent to the borrower, giving 30 days to cure the delinquency. If not cured, foreclosure proceedings are initiated. For multifamily residential and commercial real estate loans, foreclosure proceedings may be initiated at the end of 30 or 60 days.

    Nonperforming Assets. Loans are reviewed on a regular basis and are placed on a nonaccrual status when, in the opinion of management, the collection of interest is doubtful. Mortgage loans are placed on nonaccrual status generally when either principal or interest is more than 90 days past due. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income.

    Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is deemed REO until such time as it is sold. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated fair value, less estimated selling expenses. Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations. Net REO totalled $766,000, $890,000, and $655,000, at July 31, 1996, 1995, and 1994,
respectively.
PAGE

    Delinquent Loans, Nonperforming Assets, and Restructured Loans. The following table sets forth information regarding nonperforming loans, real estate owned by the Company, and restructured loans within the meaning of SFAS 15, at the dates indicated.

                                                          At July 31, 1996                  At July 31,
                                                          ----------------   -----------------------------------------
                                                          Number   Balance     1995      1994        1993       1992
                                                          ------   -------   -------    -------    -------    --------
                                                  (Dollars in Thousands)
Nonperforming loans:
    One- to four-family residential real estate              12    $  690    $ 1,023    $ 1,403    $ 1,164    $ 3,099
    Multifamily residential real estate                       5     1,580      1,479        216      2,227      4,879
    Commercial real estate                                    2     1,374      5,907        734      2,720      1,606
    Construction (1)                                                                        996      1,350
    Consumer loans                                            8       265        198        269        186        164
                                                          ------   -------   -------    -------    -------    --------
        Total nonperforming loans                            27     3,909      8,607      3,618      7,647      9,748
Total real estate owned (2)                                   7       766        890        663      1,285      2,410
                                                          ------   -------   -------    -------    -------    --------
        Total nonperforming assets                           34     4,675      9,497      4,281      8,932     12,158
                                                          ------   -------   -------    -------    -------    --------
                                                          ------   -------   -------    -------    -------    --------

Restructured loans (3)                                        3     1,636      1,870      8,864      1,713      1,731
                                                          ------   -------   -------    -------    -------    --------
Total nonperforming assets and restructured loans            37    $6,311    $11,367    $13,145    $10,645    $13,889
                                                          ------   -------   -------    -------    -------    --------
                                                          ------   -------   -------    -------    -------    --------

Total nonperforming loans to total
    loans receivable                                                  1.31%     3.52%      1.67%      3.34%      3.74%
Total nonperforming loans to total assets                             0.85%     2.02%       .90%      2.00%      2.44%
Total nonperforming loans and real estate owned
    to total assets                                                   1.01%     2.23%      1.07%      2.33%      3.05%

____________________________________
(1)    Includes land development loans.
(2)    Represents property acquired by the Company through foreclosure or deed in lieu of foreclosure.
(3)    All restructured loans are performing in accordance with their restructured payment terms.


    During the fiscal years ended July 31, 1996, 1995 and 1994, respectively, gross interest income of $567,000, $898,000, and $1.1 million would have been recorded on nonperforming and restructured loans, under their original terms, if the loans had been current throughout the period. The amount of interest income on non-accrual loans actually included in income during the same periods amounted to $151,000, $274,000 and $650,000.

    The Company adopted the provisions of Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" and by Statement 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (collectively referred to as "Statement 114") as of August 1, 1995. Statement 114 requires that impaired loans be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are generally placed in nonaccrual status on the earlier of the date that management determines that the collection of principal and/or interest is in doubt or the date that principal or interest is 90 days or more past-due.

    The Company's policy concerning restructured loans and loans to facilitate the sale of REO is to take a realistic approach to resolving its problem loans based on current market conditions, and to work with each borrower on a case-by-case basis. For all such loans, the Company obtains a current appraisal and reviews the borrower's and guarantor's financial statements. The review includes an analysis of the balance sheet and income statement, as well as a review of the cash flow and operating results. In addition, the Company considers the borrower's past performance. The rates and terms are then established based on the viability of the project and the cash flow generated.
PAGE

    Classification of Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. The Company establishes a reserve for its "loss" assets, and may classify a portion of a loan as substandard and another portion of the same loan as "loss."

    The following table sets forth the aggregate amount of the Bank's classified assets at the dates indicated.

                                                 At July 31,
                                       --------------------------------
                                         1996        1995        1994
                                       --------    --------    --------
                                              (In Thousands)
Substandard assets (1)                 $  5,300    $  8,757    $ 12,671
Doubtful assets
Loss assets                               2,411       3,909         929
   Total classified assets             $  7,711    $ 12,666    $ 13,600

____________________________________
(1)    Includes REO.


    Two of the loans in the Bank's third largest lending relationship, with a carrying value of $597,000 as of July 31, 1996, were classified substandard, and $685,000 relating to such loans was classified as loss. Such loans are described above in " Lending Activities Loans to One Borrower." The following is a discussion of other classified assets with net carrying values in excess of $250,000 as of July 31, 1996. Amounts identified below as specific reserves have been classified as "loss" in the above table.

    In 1986 the Bank granted a 30-year fixed rate loan collateralized by office and retail space in Baltimore. In August 1993, the Bank restructured the loan from a fixed rate to a one-year adjustable rate at .5% below market rates. As of July 31, 1996, the collateral property was approximately 75% rented. The collateral was last appraised in 1995. As of July 31, 1996, a total of $450,000 had been charged-off, and the loan had a carrying value of $693,000, net of specific reserves of $750,000. The loan is current under the restructured terms.

    In 1987 the Bank originated a loan collateralized by ten multifamily residential units located in Baltimore. In February 1992, due to periodic delinquencies, the Bank modified the monthly payments by reducing the interest rate to 8.0%. As of July 31, 1996, a total of $41,000 had been charged-off, and the loan was carried at $354,000. As of July 31, 1996, the loan was current as restructured.

    In 1987 and 1990, the Bank granted an adjustable rate loan and a fixed rate second mortgage loan collateralized by a 95-unit apartment building located in Baltimore, Maryland. In April 1995, the Bank classified the loans as substandard due to payment delinquencies. The borrowers have signed a contract to sell the property and it is expected to settle by December 31, 1996. At July 31, 1996, a total of $111,000 had been charged off and the loans had an aggregate carrying value of $957,000, net of a specific reserve of $498,000.

    Other Loans of Concern. Assets that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are designated "special mention" by
PAGE
management. Loans designated as special mention are generally loans that, while current in required payments, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. At July 31, 1996, the Bank had $5.5 million of special mention loans, including two loans to the same borrower that constituted the Bank's largest lending relationship. See " Lending Activities Loans to One Borrower."

    Allowance for Loan Losses. Management's policy is to provide for estimated losses on the Company's loan portfolio based on management's evaluation of the risk inherent in the loan portfolio. The Company regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectability of interest and principal may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral. Other factors considered by management include the size and risk exposure of each segment of the loan portfolio, present indicators such as delinquency rates and the borrower's current financial condition, and current economic conditions that may affect the borrower's ability to pay. Management calculates the general allowance for loan losses in part based on past experience, and in part based on specified percentages of loan balances. While both general and specific loss allowances are charged against earnings, general loan loss allowances are added back to capital, subject to a limitation of 1.25% of risk-based assets, in computing risk-based capital under OTS regulations.

    During the fiscal years ended July 31, 1996, 1995 and 1994, the Company added $772,000 million, $3.4 million, and $2.0 million, respectively, to the allowance for loan losses. The Company's allowance for loan losses totalled $4.4 million, $6.4 million and $3.7 million, at July 31, 1996, 1995 and 1994, respectively.

    Management believes that the allowances for losses on loans and investments in real estate are adequate. While management uses available information to recognize losses on loans and investments in real estate, future additions to the allowances may be necessary based on changes in economic conditions, particularly in Baltimore City and the state of Maryland. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and investments in real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.
PAGE

    Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                            Years Ended July 31,
                                              ----------------------------------------------------------------------------
                                                   1996           1995            1994            1993            1992
                                              ------------    ------------    ------------    ------------    ------------
                                                                             (In Thousands)
Total loans outstanding, net                  $    278,042    $    232,089    $    208,542    $    221,595    $    254,665
Average loans outstanding                          254,090         225,633         217,662         241,437         277,049

Allowance balances (at beginning of year)            6,361           3,669           2,326           1,468           1,729
Provision for losses:
    One- to four-family residential                     40             184             368             396              15
    Multi-family residential                           249              49             100           1,543           1,488
    Commercial                                         482           2,589             704           1,473             854
    Construction                                                       528             646             190             300
    Consumer                                             1              36             171               9              22
                                              ------------    ------------    ------------    ------------    ------------
        Total provision for losses                     772           3,386           1,989           3,611           2,679

Charge-offs:
    One- to four-family residential                   (157)           (178)             (8)           (406)            (28)
    Multi-family residential                          (391)            (54)           (202)           (965)         (2,146)
    Commercial                                      (2,492)           (517)                         (1,083)           (752)
    Construction                                                      (279)           (380)           (460)
    Consumer                                            (3)             (5)            (98)            (11)            (14)
                                              ------------    ------------    ------------    ------------    ------------
        Total charge-offs                           (3,043)         (1,033)           (688)         (2,925)         (2,940)

Recoveries                                             322             339              42             172
                                              ------------    ------------    ------------    ------------    ------------
    Allowance balance (at end of year)          $    4,412      $    6,361      $    3,669    $      2,326      $    1,468
                                              ------------    ------------    ------------    ------------    ------------
                                              ------------    ------------    ------------    ------------    ------------

Allowance for loan losses as a percent
  of net loans receivable at end of period            1.59%           2.74%           1.76%           1.05%            .58%
Net loans charged off as a percent
  of average loans outstanding                        1.07%            .31%            .30%           1.14%           1.06%
Ratio of allowance for loan losses
  to total nonperforming loans
  at end of period                                  112.87%          73.90%         101.41%          30.42%          15.06%
Ratio of allowance for loan losses
  to nonperforming loans and REO
  at end of period                                   94.37%          66.98%          85.70%          26.04%          12.07%

    Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category for the years indicated.

                                                                            At July 31,
                                           ----------------------------------------------------------------------------
                                                     1996                      1995                   1994
                                           -------------------------  ---------------------  --------------------------
                                                          % of                    % of                      % of
                                            Amount    Total Loans(1)  Amount  Total Loans(1)  Amount    Total Loans(1)
                                           --------   --------------  ------  -------------- --------   ---------------
                                                                   (Dollars in Thousands)
Balance at end of year
  applicable to:
    One- to four-family residential        $    523        56.5%      $  530        55.4%      $  509        52.9%
    Multi-family residential                  1,128        12.0        1,265        16.1          970        18.0
    Commercial                                2,042        12.6        3,892        15.9        1,796        19.4
    Construction (2)                            586        12.6          547         6.7          298         4.6
    Consumer                                    133         5.8          127         5.3           96         4.5
    Accrued interest receivable                   -          .5                       .6                       .6
                                           --------       ------      ------       -----       ------       -----
        Total allowance for
          loan losses                      $  4,412       100.0%      $6,361       100.0%      $3,669       100.0%
                                           --------       ------      ------       -----       ------       -----
                                           --------       ------      ------       -----       ------       -----

____________________________________
(1)    Represents the percent of the Company's total loan portfolio that is composed of loans in each specific loan category.
(2)    Includes land development loans.

Investment Activities

    General. To supplement local mortgage loan originations where available funds exceed mortgage loan demand, the Company maintains a substantial portfolio of liquid investments with low credit risk. These investments, however, are subject to interest rate risk. These investments are composed primarily of mortgage-backed securities and United States Government and agency obligations. At July 31, 1996, mortgage-backed securities totalled $133.5 million, or 28.9%, of the Company's total assets, and United States Government or an agency or sponsored corporation of the United States Government totalled $31.1 million, or 6.7%, of the Company's total assets. By investing in these types of assets, the Company's strategy has been to reduce significantly the credit risk of its asset base in exchange for lower yields than would typically be available on real estate loans. The Company's mortgage-backed securities represent interests in, or are collateralized by, pools of mortgage loans originated by private lenders that have been grouped by various governmental, government-related, or private organizations. The Company manages its interest rate risk, in part, by maintaining a substantial amount of adjustable-rate mortgage-backed securities in its investment portfolio. At July 31, 1996, $97.4 million, or 73.0%, of the Company's $133.5 million of mortgage-backed securities had adjustable interest rates ("ARM Securities").

    In addition, the Bank is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. The Bank has generally maintained a portfolio of liquid assets that exceeds regulatory requirements.

    The Bank's Loan/Investment Committee meets on a regular basis to decide whether any alterations need to be made in the investment portfolio, based on market levels and conditions, current economic data, political and regulatory information, and the Bank's internal needs. Based on the parameters of the investment policy, the Bank tries to diversify its holdings through the purchase of short- and medium-term and fixed- and variable-rate instruments, which provide both an adequate return as well as some insulation from interest rate risk. All investment decisions are made by the Committee after analysis and market price cross-checks have been completed.

    Effective February 1992, the OTS adopted Thrift Bulletin 52 ("TB 52"). Among other things, TB 52 sets forth certain guidelines with respect to depository institutions' investment in certain "high risk mortgage securities." "High-risk mortgage securities" are defined as any mortgage derivative product that at the time of purchase, or at any subsequent date, meets any of three tests that are set forth in TB 52. High-risk mortgage securities may be purchased only in limited circumstances, and if held in a portfolio, may be reported as trading assets at market value, available-for-sale assets at the lower of cost or market value, or as held to maturity at cost. In certain circumstances, OTS examiners may seek the orderly divestiture of high-risk mortgage securities. Prior to purchasing a mortgage derivative security the Loan/Investment Committee obtains an analysis of whether the mortgage security meets any one of the three TB 52 tests, and falls into the category of "high-risk mortgage security." The Committee thereafter presents such analysis to the Board. The Bank documents no less frequently than annually whether a change in the characteristics of any mortgage derivative security in its portfolio causes such security to become a "high-risk mortgage security." As of July 31, 1996, the Bank did not hold any "high-risk mortgage securities" in its portfolio.

    Mortgage-Backed Securities. The Company's mortgage-backed securities include pass-through securities and CMOs. Pass-through securities provide the Company with payments consisting of both principal and interest as mortgages in the underlying mortgage pool are paid off by the borrowers. The average maturity of pass- through mortgage-backed securities varies with the maturities of the underlying mortgage instruments and with the occurrence of unscheduled prepayments of those mortgage instruments. Mortgage-backed securities also include $72.0 million of CMOs, which are debt obligations collateralized by the cash flows from mortgage loans or pools of mortgage loans.
PAGE

    Mortgage-backed securities may be classified into the following principal categories, according to the issuer or guarantor:

        (i) Securities that are backed by the full faith and credit of the United States Government. Ginnie Mae ("GNMA"), the principal United States Government guarantor of such securities, is a wholly owned United States Government corporation within HUD. GNMA is authorized to guarantee, with the full faith and credit of the United States, the timely payment of principal and interest, but not of market value, on securities issued by approved institutions and backed by pools of FHA-insured or VA-guaranteed mortgages. At July 31, 1996, $3.7 million, or 2.8%, of the Company's mortgage-backed securities consisted of such securities.

        (ii) Securities that are issued by a government sponsored agency but that are not backed by the full faith and credit of the United States Government. The primary issuers of these securities include Fannie Mae ("FNMA") and Freddie Mac ("FHLMC"). FNMA is a United States Government-sponsored corporation owned entirely by private stockholders. Pass-through securities issued by FNMA are guaranteed as to timely payment of principal and interest by FNMA. FHLMC issues securities representing interests in residential mortgage loans that it pools. FHLMC is a United States Government-sponsored corporation that guarantees the timely payment of interest and ultimate collection of principal, and its stock is publicly traded. At July 31, 1996, $129.7 million, or 97.2% of the Company's mortgage-backed securities, consisted of such securities.

        (iii) Securities that represent interests in, or are collateralized by, pools consisting principally of residential mortgage loans created by non-governmental issuers. These securities generally offer a higher rate of interest than the other two types of mortgage-backed securities because there are no direct government guarantees of payment as in the former securities, although certain credit enhancements may exist. Securities issued by certain private organizations may not be readily marketable. Private mortgage-backed securities purchased by the Company must be rated in one of the two highest rating categories by at least one nationally recognized statistical rating organization. At July 31, 1996, $52,000 of the Company's mortgage-backed securities, consisted of such securities.

    The Company's mortgage-backed securities include both fixed-rate and ARM Securities. Unlike fixed-rate mortgage-backed securities, ARM Securities have periodic adjustments in the coupons on the underlying mortgages. Management believes that the adjustable rate feature of the mortgages underlying the ARM Securities generally will help to reduce sharp changes in the value of the ARM Security in response to normal interest rate fluctuations. As the interest rates on the mortgages underlying the ARM Securities are reset periodically (generally one to twelve months but as long as five years), the yields of such securities will gradually align themselves to reflect changes in the market rates so that the market value of such securities will remain relatively constant as compared to fixed-rate instruments. Management believes that this, in turn, should cause the value of an ARM Security to fluctuate less than fixed-rate mortgage-backed securities.

    If the Company purchases mortgage-backed securities at a premium, mortgage foreclosures and unscheduled principal prepayments may result in some loss of the principal investment to the extent of the premium paid. On the other hand, if mortgage-backed securities are purchased at a discount, both a scheduled payment of principal and an unscheduled repayment of principal will increase current and total returns.
PAGE

    CMOs are securities created by segregating or partitioning cash flows from mortgage pass-through securities or from pools of mortgage loans. CMOs provide a broad range of mortgage investment vehicles by tailoring cash flows from mortgages to meet the varied risk and return preferences of investors. These securities enable the issuer to "carve up" the cash flow from the underlying securities and thereby create multiple classes of securities with different maturity and risk characteristics. Each class has a specified maturity or final distribution date. In one structure, payments of principal, including any principal prepayments, on the collateral are applied to the classes in the order of their respective stated maturities or final distribution dates, so that no payment of principal will be made on any class until all classes having an earlier stated maturity or final distribution date have been paid in full. In other structures, certain classes may pay concurrently, or one or more classes may have a priority with respect to payments on the underlying collateral up to a specified amount. The Company has not and will not invest in any class with residual characteristics. Additionally, the Company will not invest in any subordinated class that is not rated in one of the two highest rating categories by at least one nationally recognized statistical rating organization.

    Mortgage-Backed Securities Portfolio. Set forth below are selected data relating to the composition of the Company's mortgage-backed securities portfolio as of the dates indicated.

                                                                                       At July 31,
                                    -----------------------------------------------------------------------------------------------
                                           1996               1995               1994                1993                1992
                                    -----------------  -----------------  ------------------  ------------------  -----------------
                                     Amount   Percent   Amount   Percent   Amount    Percent   Amount    Percent   Amount   Percent
                                    --------  -------  --------  -------  --------   -------  --------   -------  --------  -------
                                                                                   (Dollars in Thousands)
Pass-through certificates:
  Adjustable                        $ 25,494   19.1%   $ 11,934    7.5%   $ 10,863     6.8%   $ 13,834     11.5%  $  1,366     1.4%
  Fixed (1)                           35,345   26.5      88,640    55.4     97,021    60.6      46,372     38.7     83,111    85.5
    Total pass-through certificates   60,839   45.6     100,574    62.9    107,884    67.4      60,206     50.2     84,477    86.9

CMOs:
  Adjustable (2)                      71,949   53.9      58,322    36.5     46,342    28.9      29,430     24.6
  Fixed                                   52                142      .1      5,156     3.2      29,641     24.7     11,957    12.3
    Total CMOs                        72,001   53.9      58,464    36.6     51,498    32.1      59,071     49.3     11,957    12.3

Accrued interest receivable              626    0.5         767      .5        757      .5         538       .5        745      .8

  Total mortgage-backed securities  $133,466  100.0%   $159,805   100.0%  $160,139   100.0%   $119,815    100.0%  $ 97,179   100.0%

___________________________________ __
(1)    Includes mortgage-backed securities available for sale of $25.0 million, $6.0 million, and $17.9 million, at July 31,
1996, 1994 and 1993, respectively.
(2)    Includes CMOs available for sale of $8.1 million, $3.0 million and $36.3 million at July 31, 1996, 1995 and 1994, respectively.

PAGE

    Investment Securities. The following table sets forth the carrying value of the Company's investment securities portfolio, interest-earning deposits in other institutions, federal funds sold, securities purchased under agreements to resell, and FHLB stock, at the dates indicated. At July 31, 1996, the market value of the Company's investment securities, and interest-earning deposits in other institutions, federal funds sold, and FHLB stock was approximately $36.4 million.


                                                               At July 31,
                                                    --------------------------------
                                                      1996        1995        1994
                                                    --------    --------    --------
                                                             (In Thousands)
Investment securities:
    U.S. Government and agency obligations (1)      $ 30,489    $ 13,615    $  7,701
    Accrued interest receivable                          615         303         181
                                                    --------    --------    --------
        Total investment securities                   31,104      13,918       7,882


Interest-earning deposits in other institutions        1,837       2,240       2,360
Federal funds sold                                       394         950       1,343
Federal Home Loan Bank stock                           3,141       2,914       2,914
                                                    --------    --------    --------
        Total investments                           $ 36,476    $ 20,022    $ 14,499
                                                    --------    --------    --------
                                                    --------    --------    --------

________________________________
(1)    Includes securities available for sale of $6.8 million and $1.0 million at July 31, 1996 and
1994, respectively.


    Investment Portfolio Maturities. The following table sets forth the carrying values, annualized weighted average yield, and market values for the Company's investment securities at July 31, 1996.

                                                                        At July 31, 1996
                   -----------------------------------------------------------------------------------------------------------
                         One Year           One to              Five to            More than
                         Or Less          Five Years           Ten Years           Ten Years       Total Investment Securities
                   -----------------------------------------------------------------------------------------------------------
                   Carrying   Average  Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Market   Average
                    Value    Yield(1)   Value    Yield(1)   Value    Yield(1)   Value    Yield(1)    Value    Value   Yield(1)
                   --------  --------  --------  --------  --------  --------  --------  --------  --------  -------  --------
                                            (Dollars in Thousands)
Investment
  securities:
U.S. Government
  agency
  securities(2)    $               %   $  1,500     3.86%   $ 14,814   7.08%    $14,175    7.80%   $30,489    $30,031   7.26%
Accrued
 interest
 receivable            615                                                                             615        615
   Total           $   615         %   $  1,500     3.86%   $ 14,814   7.08%    $14,175    7.80%   $31,104    $30,646   7.26%

____________________________________
(1)    Represents annualized weighted average yield.
(2)    Includes securities available for sale.

Sources of Funds

    General. Deposits are the major source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from the amortization and prepayment of loans and mortgage-backed securities, the sale or maturity of investment securities, operations and advances from the FHLB. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

    Deposits. Consumer and commercial deposits are attracted principally from within the Company's market area through the offering of a broad selection of deposit instruments including checking and NOW accounts, savings, money market deposit, term certificate accounts and individual retirement accounts. The Company accepts deposits of $100,000 or more and offers negotiated interest rates on such deposits. Deposit account terms vary according
PAGE
to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The maximum rate of interest which the Company must pay is not established by regulatory authority. The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. The Company has sought to decrease the risk associated with changes in interest rates by advertising and pricing certificates of deposit to provide customers with incentives to choose certificates of deposit with longer terms. The Company typically does not obtain funds through brokers, nor does it solicit funds outside its market area.

    Deposit Portfolio. Savings and other deposits in the Company as of July 31, 1996, are composed of the following:


    Weighted                                                          Percentage
   Average                                                 Minimum     of Total
Interest Rate    Minimum Term                               Amount     Balances      Deposits
-------------    ------------                             ---------  -----------     --------
                                                                    (In Thousands)

        %           None        Checking/demand deposit    $         $    3,094        0.99%
                                accounts ("DDA")
    1.94            None        NOW Accounts                             11,944        3.81
    2.99            None        Regular Savings               100        30,786        9.83
    2.50            None        Christmas Club Accounts         5           549        0.18
    2.99            None        Super Passbook              1,000         9,446        3.02
    3.06            None        Investment Manager         20,000        15,001        4.79
    2.96            None        Money Market                2,500        26,144        8.35

            Certificates of Deposit

    4.86         3 months       Fixed term, fixed rate        500         8,218        2.62
    4.95         6 months       Fixed term, fixed rate        500        17,617        5.63
    5.14        12 months       Fixed term, fixed rate        500        26,673        8.52
    5.24        12 months       Fixed term, fixed rate     25,000        21,574        6.89
    5.15        13 months       Fixed term, fixed rate        500         3,663        1.17
    5.80        18 months       Fixed term, fixed rate     25,000        13,790        4.40
    5.51        24 months       Fixed term, fixed rate        500        11,265        3.60
    5.69        30 months       Fixed term, fixed rate        500         4,424        1.41
    5.94        30 months       Fixed term, fixed rate     25,000        27,449        8.77
    5.33        36 months       Fixed term, fixed rate        500         4,865        1.55
    5.39        48 months       Fixed term, fixed rate        500         3,248        1.04
    6.30        60 months       Fixed term, fixed rate        500        46,947       15.00
    6.56        84 months       Fixed term, fixed rate        500         9,794        3.13
    6.63       120 months       Fixed term, fixed rate        500        16,592        5.30
                                                                     ----------      ------
                                                                     $  313,083      100.00%
                                                                     ----------      ------
                                                                     ----------      ------

PAGE

    The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Company between the dates indicated.


                                                                                         At July 31,
                               ----------------------------------------------------------------------------------------------------
                                            1996                              1995                               1994
                               --------------------------------  --------------------------------   -------------------------------
                               Balance   Percent(1)   Change(2)  Balance   Percent(1)   Change(2)   Balance   Percent(1)  Change(2)
                               -------   ----------   ---------  -------   ----------   ---------   -------   ----------  ---------
                                                                                   (Dollars in Thousands)
Checking DDA and
 NOW Accounts (3)              $ 15,038      4.8%     $ 1,047    $  13,991      4.5%    $   (158)    $  14,149     4.6%   $ (1,425)
Super and regular savings        40,781     13.0         (357)      41,138     13.1       (5,392)       46,530    15.1        (512)
Money market and investment
    manager (4)                  41,145     13.2       (7,433)      48,578     15.4       (7,989)       56,567    18.3      (6,749)

Time deposits that mature (5):
    within 12 months             118,772     37.9       10,546      108,226     34.4       21,098       87,128    28.2       1,358
    within 12-36 months           59,823     19.1       (3,385)      63,208     20.1        1,523       61,685    19.9         214
    beyond 36 months              37,524     12.0       (1,948)      39,472     12.5       (3,458)      42,930    13.9      (1,608)
                                --------    -----     --------     --------   ------     --------    ---------   -----    --------
    Total deposits              $313,083    100.0%     $(1,530)    $314,613    100.0%    $  5,624    $ 308,989   100.0%   $ (8,722)
                                --------    -----     --------     --------   ------     --------    ---------   -----    --------
                                --------    -----     --------     --------   ------     --------    ---------   -----    --------

____________________________________
(1)    Represents percentage of total deposits.
(2)    Represents increase (decrease) in balance from end of prior year.
(3)    Includes Super NOW with a minimum average balance requirement of $2,500.
(4)    Money market accounts require a minimum average balance of $2,000 and the investment manager accounts require a minimum average balance of $20,000.
(5)    Individual Retirement Accounts ("IRAs") are included in the respective certificate balances.  IRAs totaled $43.0 million,
$43.1 million, and $43.9 million, as of July 31, 1996, 1995 and 1994, respectively.

    The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:

                                  At July 31,
                       --------------------------------
                         1996        1995         1994
                       --------    --------    --------
                                (In Thousands)

 3.01- 4.00%           $    459    $  4,541    $ 49,044
 4.01- 6.00%            134,910      81,782      81,291
 6.01- 8.00%             80,716     121,866      52,050
 8.01-10.00%                 34       2,717       9,358
                       --------    --------    --------
                       $216,119    $210,906    $191,743
               --------    --------    --------
                       --------    --------    --------


    The following table sets forth the amount and maturities of certificates of deposit at July 31, 1996.

                                  Amount Due
                ------------------------------------------------
               Less Than     1-2       2-3     After
                One Year    Years     Years   3 Years   Total
                ----------   -----     -----   -------  --------
    Rate                          (In Thousands)
 3.01- 4.00%      $   127   $    92   $     1  $   239  $    459
 4.01- 6.00%       89,391    21,567    11,364   12,588   134,910
 6.01- 8.00%       29,224    19,608     7,187   24,697    80,716
 8.01-10.00%           30         4                           34
                 $118,772   $41,271   $18,552  $37,524  $216,119

    The following table indicates the amount of the Company's negotiable certificates of deposit of $100,000 or more by time remaining until maturity as of July 31, 1996.

                                                 Certificates
       Maturity Period                            of Deposit
                                                 ------------
                      (In Thousands)

    Three months or less                            $5,069
    Over three months through six months             3,344
    Over six months through twelve months            5,203
    Over twelve months                               8,803
         Total                                     $22,419

    The following table sets forth the activity in the savings deposits of the Company for the years indicated:

                                   Years Ended July 31,
                           ------------------------------------
                             1996          1995          1994
                           --------       -------      --------
                                      (In Thousands)

Net withdrawals            $(17,355)      $(9,299)     $(22,649)
Interest credited            15,825        14,923        13,927
                           --------       -------      --------
  Net increase (decrease)
   in savings deposits     $ (1,530)      $ 5,624      $ (8,722)
                           --------       -------      --------
                           --------       -------      --------


Borrowings

    Deposits are the Company's primary source of funds. The Company, through its subsidiary, the Bank, also obtains funds from the FHLB and through reverse repurchase agreements. FHLB advances are collateralized by selected assets of the Company. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. As of July 31, 1996, the Company had a $95 million line of credit with the FHLB, and FHLB advances of $62.8 million. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. See "Regulation and Supervision Federal Home Loan Bank System."

    The Company sells securities under agreements to repurchase with selected dealers (reverse repurchase agreements) as a means of obtaining short-term funds as market conditions permit. In a reverse repurchase agreement, the Company sells a fixed dollar amount of securities to a dealer under an agreement to repurchase the securities at a specific price within a specific period of time, typically not more than 180 days. Reverse repurchase agreements are treated as financings of the Company and the obligations to repurchase securities sold are reflected as a liability of the Company. The dollar amount of securities underlying the agreements remain an asset of the Company. There were $34.4 million in securities sold under agreements to repurchase at July 31, 1996.

    The following table sets forth certain information regarding borrowings by the Company during the periods indicated.

                                      Years Ended July 31,
                                -------------------------------
                                 1996        1995        1994
                                -------     -------    --------
                                     (Dollars in Thousands)
Weighted average rate paid on:
  Securities sold under
   agreements to repurchase       5.71%       5.77%      3.45%
    FHLB advances                 5.87        6.06       6.35

Agreements to repurchase:
    Maximum balance             $39,011     $34,338    $14,808
    Average balance              34,005      20,741      9,307
FHLB advances:
    Maximum balance              62,824      60,229     50,730
    Average balance              46,851      50,182     31,403


Subsidiaries' Activities

    The Company has four indirect subsidiaries that are wholly-owned by the Bank, National Development Corporation ("NDC"), American National Insurance Agency, Inc. ("ANIA") and Liberty Street, Inc. ("LSI"), which are Maryland corporations, and ANSB Corporation ("ANSB"), which is a Delaware corporation. ANIA acts as agent in offering annuity and mortgage life insurance products and mutual funds to customers of the Company. ANIA does not underwrite insurance. NDC was formed in May 1983 primarily to acquire and develop land, through joint ventures with others, for the construction of single-family residences in the Company's market area. ANSB was incorporated in June 1994 for the purpose of holding investment securities for the Company. LSI was incorporated in May 1996 for the purpose of acquiring selected real estate at foreclosure for the Company. At July 31, 1996, the Company had a $23.3 million equity investment in ANSB, a $457,000 equity loss in NDC, a $42,000 equity investment in ANIA, a $73,000 equity investment in LSI, and loans of $1.3 million to NDC, $780,000 to NDC's joint venture Quarterfield Development Partnership ("QDP"), and no loans to ANIA or ANSB.
PAGE

For the year ended July 31, 1996, NDC had a net loss of $196,000, ANIA had a net loss of $2,000, ANSB had net income of $2.2 million, and LSI had a net loss of $1,000.

    NDC has been winding down its operations, and as of July 31, 1996, it was participating in one joint venture, QDP, which was formed in January 1989 to purchase raw land in Anne Arundel County, Maryland. QDP has developed 136 building lots to sell to builders or to construct single family residences for sale to individuals, and as of July 31, 1996, had 10 lots, of which 5 were under contract. NDC provided QDP with $1.3 million in equity, and the Company provided a $6.0 million loan, and a $2.5 million line of credit. As of July 31, 1996, QDP paid
off the original $6.0 million loan.   QDP also owed the Company $701,000
under the $2.5 million line of credit. The line of credit was extended and expires on December 31, 1996, unless extended by the Company. The amount outstanding under the line of credit fluctuates regularly, and has been as high as $1.6 million and as low as $700,000 during the fiscal year ended July 31, 1996.

Competition

    As of June 30, 1994, 27 commercial banks, 69 credit unions, and 59 savings institutions maintained 568 branch offices in the Company's market area. The Company encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has historically come from commercial and savings banks, other savings associations, and credit
unions in its market area.   The Company expects continued strong
competition from such financial institutions in the foreseeable future, including increased competition from "super-regional" banks entering the market by purchasing large banks and savings banks, as well as institutions marketing "non-traditional" investments. Many of these regional institutions have greater financial and marketing resources available to them than does the Company. As of June 30, 1994, the Company held approximately 1.4% of all deposits held by commercial banks, credit unions, and savings associations in the Company's market area. The Company competes for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial services.

    The competition for real estate and other loans comes principally from commercial banks, other savings institutions, and mortgage banking companies. The Company is one of a large number of institutions that compete for real estate loans in the Company's market area. This competition for loans has increased substantially in recent years. Many of the Company's competitors have substantially greater financial and marketing resources available to them than does the Company. The Company competes for real estate loans primarily through the interest rates and loan fees it charges and advertising.


                      REGULATION AND SUPERVISION

General

    The Bank is subject to extensive regulation, examination and supervision by the OTS, and the FDIC as the deposit insurer. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the SAIF, which is managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Bank and their operations. The Company, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.
PAGE

Federal Regulation of Savings Institutions

    Business Activities. The activities of savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act"). The federal banking statutes, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") (i) restrict the solicitation of brokered deposits by savings institutions that are troubled or not well-capitalized, (ii) prohibit the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (iii) restrict the aggregate amount of loans secured by non-residential real estate property to 400% of capital, (iv) permit savings and loan holding companies to acquire up to 5% of the voting shares of non-subsidiary savings institutions or savings and loan holding companies without prior approval, and (v) permit bank holding companies to acquire healthy savings institutions.

    Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Bank's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. At July 31, 1996, the Bank is in compliance with its loans to one borrower limitations. See "Business of the Bank Lending Activities Loans to One Borrower."

    Qualified Thrift Lender Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and
(iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly basis in 9 out of every 12 months. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of July 31, 1996, the Bank maintained 86.1% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

    Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters; provided that the institution would not be undercapitalized, as that term is defined in the OTS Prompt Corrective Action regulations, following the capital distribution. As of July 31, 1996, the Bank had $9.0 million of capital that could be paid as dividends under such regulations. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its fully-phased in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

    Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified U.S. Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement which is currently 5%, may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flow of member institutions. The Bank's
PAGE
liquidity ratio averaged 7.7% during the month of July 1996. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. During the month of July 1996, the Bank's short-term liquidity ratio averaged 1.6%. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

    Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a quarterly basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The Bank paid assessments of $772,000, $809,000, and $831,000 for the fiscal years ended July 31, 1996, 1995 and 1994, respectively.

    Community Reinvestment. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA rating system identifies four levels of performance that may describe an institution's record of meeting community needs: outstanding, satisfactory, needs to improve and substantial non-compliance. The CRA also requires all institutions to make public disclosure of their CRA ratings. The CRA regulations were recently revised. Effective July 1, 1995, the OTS assesses the CRA performance of a savings institution under lending, service and investment tests, and based on such assessment, assigns an institution in one of the four above-referenced ratings. The Bank received an "Outstanding" CRA rating under the current CRA regulations in its most recent federal examination by the OTS.

    Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary. At July 31, 1996, the Bank was in compliance with the transactions with affiliates rules governed by Sections 23A and 23B.

    The Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations require such loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain approval procedures to be followed.

    Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to PAGE have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

    The federal banking agencies have adopted a regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement the safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. The agencies also adopted a proposed rule which proposes asset quality and earnings standards which, if adopted, would be added to the Guidelines. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

    Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3.0% leverage ratio (or core capital ratio) and an 8.0% risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights ("PMSRs"). The OTS regulations also require that, in meeting the tangible ratio, leverage and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. The activities of NDC are not permissible for national banks, and, accordingly, the Bank's investment in and extensions of credit to NDC must be excluded from regulatory capital. See "Business of the Bank Subsidiaries' Activities."

    The risk-based capital standard for savings institutions requires the maintenance of Tier 2 (core) and total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset. The components of Tier 1 (core) capital are equivalent to those discussed earlier under the 3.0% leverage ratio standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25%. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

    The OTS regulatory capital rule also incorporates an interest rate risk component. Savings associations with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates, divided by the estimated economic value of the association's assets. In calculating its total capital under the risk-based rule, a savings association whose measured interest rate risk exposure exceeds 2%, must deduct an interest rate component equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The OTS has deferred for the present time, the date on which the interest rate component is to be deducted from total capital. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an institution's interest rate risk component on a case-by-PAGE case basis. The Bank would be required to make a deduction from total capital for purposes of calculating the Bank's risk-based capital requirement if such capital reduction were required at July 31, 1996.

    At July 31, 1996, the Bank exceeded each of the three OTS capital requirements on a fully phased-in basis. Set forth below is a summary of the Bank's compliance with the OTS capital standards as of July 31, 1996.

                                 At July 31, 1996
                               --------------------
                                        Percent of
                               Amount    Assets (1)
                               ------   -----------
                              (Dollars in Thousands)
    Tangible capital:
        Capital level          $39,800      8.64%
        Requirement              6,907      1.50
        Excess                 $32,893      7.14%
    Core capital:
          Capital level        $39,800      8.64%
        Requirement (2)         13,813      3.00
        Excess                 $25,987      5.64%
    Risk-based capital:
        Capital level          $41,801     18.20%
        Requirement             18,380      8.00
        Excess                 $23,421     10.20%

(1) Tangible and core capital levels are calculated on the basis of a percentage of total adjusted assets; risk-based capital levels are calculated on the basis of a percentage of risk-weighted assets.
(2) The OTS has proposed a core capital requirement for savings associations comparable to the new requirement for national banks. The OTS proposed core capital ratio would be at least 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness, with a 4% to 5% core capital requirement for all other thrifts.


Prompt Corrective Regulatory Action

    Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has a total risk-based capital ratio of less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Accounts and Regulation by the FDIC

    The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings banks, after giving the OTS an opportunity to take such
PAGE
action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

    The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from .23% to .31% of deposits, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (i.e., a core capital or core capital to risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

    The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

    In September 1996, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on all SAIF-insured deposits held as of March 31, 1995. The assessment will be 65.7 basis points per $100 in deposits, payable on November 30, 1996. For the Bank, the assessment is expected to be $2.1 million (or $1.4 million when adjusted for taxes),
based on the Bank's deposits on March 31, 1995 of $314.2 million.   In
addition, beginning January 1, 1997, pursuant to the legislation, interest payments on bonds ("FICO Bonds") issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation will be paid jointly by BIF-insured institutions and SAIF-insured institutions. The FICO assessment will be 1.29 basis points per $100 in BIF deposits and 6.44 basis points per $100 in SAIF deposits. Also beginning January 31, 1997, the current annual minimum premium of 23 basis points will be reduced to approximately 6.44 basis points. Beginning January 1, 2000, the FICO interest payments will be paid pro-rata by banks and thrifts based on deposits (approximately 2.4 basis points per $100 in deposits). The BIF and SAIF will be merged on January 1, 1999, provided the bank and saving association charters are merged by that date. In that event, pro-rata FICO sharing will begin on January 1, 1999.

Federal Home Loan Bank System

    The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB-Atlanta stock, at July 31, 1996, of $3.1 million.

    The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the fiscal year ended July 31, 1996, dividends from the FHLB-Atlanta to the Bank amounted to $212,000. If dividends were reduced, or interest on future FHLB-Atlanta advances increased, the Bank's net interest income would likely also be reduced.

Federal Reserve System

    The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $54.0 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $54.0 million, the reserve requirement is $1.6 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $54.0 million. The first $4.2 million of otherwise reservable balances (subject to adjustments
PAGE
by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

Holding Company Regulation

    The Company is a non-diversified savings and loan holding company within the meaning of the HOLA, as amended. As such, the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank is required to notify the OTS 30 days before declaring any dividend to the Company.

    As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. See " Federal Regulation of Savings Institutions Qualified Thrift Lender Test" for a discussion of the QTL requirements. Upon any nonsupervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and activities authorized by OTS regulation. The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

    The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

    Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove of the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

Federal Securities Laws

    The Company's Common Stock is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

    The registration under the Securities Act of 1933 (the "Securities Act") of shares of the Common Stock which were issued in connection with the mutual-to-stock conversion of American National Bankshares, M.H.C. did not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company are subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information
PAGE
requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

                      FEDERAL AND STATE TAXATION

General

    The Company and its subsidiaries currently file a consolidated federal income tax return on a July 31 fiscal year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur. The following discussion of tax matters is intended only as a summary, and while it does not purport to be a comprehensive description of all tax rules applicable to the Bank or the Company, all matters deemed material by management have been discussed.

Federal Taxation

    Tax Bad Debt Reserves. Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code (the "Code") are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. For tax years beginning before December 31, 1995, the amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election). If a saving association elected the latter method, it could claim, each year, a deduction based on a percentage of taxable income, without regard to actual bad debt experience. Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings and loan association over a period of years.

    Under recently enacted legislation, the percentage of taxable income method has been repealed for years beginning after December 31, 1995, and "large" associations, i.e., the quarterly average of the association's total assets or of the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A "large" association must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. If the Bank is not a "large" association, the Bank will continue to be permitted to use the experience method. The Bank will be required to recapture (i.e., take into income) over a six-year period its applicable excess reserves, i.e, the balance of its reserves for losses on qualifying loans and nonqualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" association, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an association meets a minimum level of mortgage lending for 1996 and 1997. As of July 31, 1996, the Bank is not required to recapture any of its bad debt reserve.

    If an association ceases to qualify as a "bank" (as defined in Code
Section 581) or converts to a credit union, the pre-1988 reserves and the supplemental reserve are restored to income ratably over a six-year period, beginning in the tax year the association no longer qualifies as a bank. The balance of the pre-1988 reserves are also subject to recapture in the case of certain excess distributions to (including distributions on liquidation and dissolution), or redemptions of, shareholders.

    Corporate Alternative Minimum Tax. For taxable years beginning after December 31, 1986, the Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating losses. For taxable years beginning after PAGE

December 31, 1989, the adjustment to AMTI based on book income will be an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Company, whether or not an Alternative Minimum Tax ("AMT") is paid. The Company does not expect to be subject to the AMT.

    The Company was last audited by the Internal Revenue Service for tax years through July 31, 1993. For additional information regarding taxation, see Notes 1 and 14 of Notes to the Consolidated Financial Statements.

State and Local Taxation

    Maryland Taxation. The State of Maryland generally imposes a franchise tax on thrift institutions computed at a rate of 7% of net earnings. For the purpose of the 7% franchise tax, net earnings are defined as the net income of the thrift institution as determined for federal corporate income tax purposes, plus (i) interest income from obligations of the United States, of any state, including Maryland, and of any country, municipal or public corporation authority, special district or political subdivision of any state, including Maryland,
(ii) any profit realized from the sale or exchange of bonds issued by the State of Maryland or any of its political subdivisions, and
(iii) any deduction for state income taxes.

    Delaware Taxation. As a Delaware business corporation, the Company will be required to file annual returns and pay annual fees and an annual franchise tax to the State of Delaware. These taxes and fees are not expected to be material.

ITEM 2.    Properties

Properties

    The Company conducts its business through two offices including its main office and an operations center located in Baltimore, Maryland, and seven full service branch offices located in three counties. The following table sets forth certain information concerning the main office and each branch office of the Company at July 31, 1996. The aggregate net book value of the Company's premises and equipment was $1.2 million at July 31, 1996.

                                          Owned      Lease
                                  Year      or     Expiration
                                 Opened   Leased      Date
                                 ------   ------   ------------------
Main Office:

211 N. Liberty Street             1986    Leased   March 2001
Baltimore, Maryland 21201

Branch Offices:

825 Dulaney Valley Road           1959    Leased   December 1999
#275
Baltimore, Maryland  21204

4371 Ebenezer Road                1961    Leased   September 2001(1)
Baltimore, Maryland  21236

6832 Reisterstown Road            1961    Leased   September 2011
Baltimore, Maryland  21215

206 Harundale Mall                1962    Leased   May 1999
Glen Burnie, Maryland 21061

9469 Baltimore National Pike      1990    Leased   November 2000
Ellicott City, Maryland  21043

7848 Eastpoint Mall               1985    Leased   March 2005
Baltimore, Maryland  21224

11700 Reisterstown Road           1986    Leased   June 2006
Reisterstown, Maryland  21136

2 West Rolling Crossroads, #110   1987    Leased   October 1997 (1)
Baltimore, Maryland  21228

Operations Center:

5801 Moravia Boulevard            1989    Leased   September 1999
Suites 5815-5817
Baltimore, Maryland  21206

____________________________________
(1)    Excludes five-year renewal option.


ITEM 3.    Legal Proceedings

    There are various claims and lawsuits in which the Company and the Bank periodically are involved incident to their businesses. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.


ITEM 4.    Submission of Matters to a Vote of Security Holders

    During the fourth quarter of the fiscal year covered by this report, the Company did not submit any matters to the vote of security holders.


                               PART II

ITEM 5.    Market for Registrant's Common Stock and Related Stockholder
Matters

       The section titled "Common Stock and Related Matters" of the 1996 Annual Report to Stockholders is incorporated herein by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 6.    Selected Financial Data

    The section titled "Selected Consolidated Financial and Other Data" of the 1996 Annual Report to Stockholders is incorporated herein by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1996 Annual Report to Stockholders is incorporated herein by reference. No other sections of such Annual Report are incorporated herein by this reference.


ITEM 8.    Financial Statements and Supplementary Data

    The sections titled "Consolidated Statements of Financial Condition," "Consolidated Statements of Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" of the 1996 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    Not Applicable


                               PART III

ITEM 10.    Directors and Executive Officers of the Registrant

    Information concerning the Directors of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement dated October 18, 1996 (the "Proxy Statement").

ITEM 11.    Executive Compensation

    Information concerning the Executive Compensation of the Registrant is incorporated herein by reference from the Registrant's Proxy
Statement.

ITEM 12.    Security Ownership of Certain Beneficial Owners and
Management

    Information concerning security ownership of certain owners and management is incorporated herein by reference from the section titled "Voting Securities and Principal Holders Thereof" of Registrant's Proxy Statement.

ITEM 13.    Certain Relationships and Related Transactions

    Information concerning relationships and transactions is incorporated herein by reference from the section titled "Certain
Transactions with the Company" of the Registrant's Proxy Statement.

                               PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on From
8-K

    (a)(1)  Financial Statements

    The following information appearing in the Registrant's 1996 Annual
Report is incorporated by reference as Exhibit 13 to this Annual Report on Form 10-K.
                                                                     Page in
                                                                   Annual Report
        Annual Report Sections

        Report of Independent Auditors                                     51

        Consolidated Statements of Financial Condition
         as of July 31, 1996 and 1995                                      17


        Consolidated Statements of Operations for the years ended
        July 31, 1996, 1995 and 1994                                       18

        Consolidated Statements of Stockholders' Equity for the years
        ended July 31, 1996, 1995 and 1994                                 19

        Consolidated Statements of Cash Flows for the years ended
        July 31, 1996, 1995 and 1994                                       20

        Notes to Consolidated Financial Statements                         22

    (a)(2)  Financial Statement Schedules

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Financial Statements.

    (a)(3) Exhibits

                                                              Sequential Page
                                    Reference to Prior         Number Where
                                      Filing or Exhibit       Attached Exhibits
    Regulation S-K                    Number Attached      Are Located in This
    Exhibit Number    Document            Hereto             Form 10-K Report

    2      Plan of acquisition,            (1)               Not Applicable
           reorganization, arrangement,
           liquidation or succession

    3.1    Articles of Incorporation       (1)               Not Applicable

    3.2    Bylaws                          (1)               Not Applicable

    4      Instruments defining the        (1)               Not Applicable
           rights of security holders,
           including debentures

    9      Voting trust agreement          None              Not Applicable

    10.1   1993 Incentive Stock            (1)               Not Applicable


    10.2   1993 Stock Option Plan          (1)               Not Applicable
           for Outside Directors

    10.3   1993 Recognition and            (1)               Not Applicable
           Retention Plan for Employees

    10.4   1993 Recognition and            (1)               Not Applicable
           Retention Plan for Outside
           Directors

    10.5   Employment Agreement of          (1)             Not Applicable
           A. Bruce Tucker

    10.6   Employment Agreement of          (1)             Not Applicable
           Joseph Solomon

    10.7   401(k) Plan, including Amendment (1)             Not Applicable

    10.8   Employee Stock Ownership Plan    (1)             Not Applicable

    10.9   1996 Stock Option Plan          10.9                 	41

    10.10  1996 Recognition and            10.10               	53
           Retention Plan

    10.11  Employment Agreement of         10.11                	62
           James M. Uveges

    10.12  Employment Agreement of         10.12                	76
           Mark S. Barker

    11     Statement re: computation       Not               Not Applicable
           of per share earnings        Required

    12     Statement re: computation       Not               Not  Applicable
           of ratios                    Required

    13     Annual Report to Security        13                  	91

    16     Letter re: change in certifying  None             Not Applicable
           accountants

    18     Letter re: change in accounting  None             Not Applicable
           principles

    21     Subsidiaries of Registrant       21                  	162

    22     Published report regarding       None             Not Applicable
           matters submitted to vote of
           security holders

    23     Consents of Experts and Counsel  Not Required     Not Applicable

    24     Power of Attorney                Not Required    Not Applicable

    27     Financial Data Schedule          Not Required    Not Applicable

    28    Information from reports          None            Not Applicable
          furnished to state
          insurance regulatory
          authorities

    99    Additional Exhibits               None            Not Applicable


_______________
(1) Filed as exhibits to the Registrant's Registration Statement on Form S-1 filed with the SEC on July 13, 1995, as amended on August 30, 1995. All such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

    (b)  Reports on Form 8-K:

    The Registrant has not filed a Current Report on Form 8-K during the year ended July 31, 1996.
PAGE

                              SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        AMERICAN NATIONAL BANCORP, INC.


Date: 10/28/96              By: /s/ A. Bruce Tucker
                                A. Bruce Tucker, President
                                Chief Executive Officer
                                and Director


    Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ A. Bruce Tucker           By: /s/ James M. Uveges
    A. Bruce Tucker, President,      James M. Uveges, Senior Vice
     Chief Executive                  President and Chief
     and Director                     Financial Officer
    (principal accounting officer)

Date: 10/28/96                    Date: 10/28/96



By: /s/ Howard K. Thompson        By: /s/ Lenwood M. Ivey
    Howard K. Thompson, Chairman     Lenwood M. Ivey, Director
     of the Board

Date: 10/28/96                    Date: 10/28/96



By: /s/ David L. Pippinger        By: /s/ Joseph M. Solomon
    David L. Pippinger, Director      Joseph M. Solomon, Director

Date: 10/28/96                    Date: 10/28/96



By: /s/ Betty J. Stull            By: /s/ Jimmie T. Noble
    Betty J. Stull, Director         Jimmie T. Noble, Director

Date: 10/28/96                   Date: 10/28/96