Form 10-Q
period 1996-10-31
AMERICAN NATIONAL BANCORP INC
filed 1996-12-13
CIK 948020

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                      ____________________________

                               Form 10-Q


(Mark One)
(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 31, 1996

( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to
          ___________

                     COMMISSION FILE NUMBER  0-26870
                                            ---------

                      AMERICAN NATIONAL BANCORP, INC.
------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

            Delaware                                    52-1943817
---------------------------------------       --------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification Number)

       211 North Liberty Street, Baltimore, Maryland     21201-3978
------------------------------------------------------------------------------
      (Address of principal executive offices)           (zip code)

Registrant's telephone number,
including area code:                                       (410)-752-0400
                                                        ----------------------

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                   --------  --------

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


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value--3,603,646 shares as of November 21, 1996.

                       AMERICAN NATIONAL BANCORP, INC.

                                    INDEX

                                                                     Page

PART I.       FINANCIAL INFORMATION

              Item 1.  Financial Statements

              Consolidated Statements of Financial                     1
              Condition at October 31, 1996 (unaudited) and
              July 31, 1996

              Consolidated Statements of Operations                    2
              (unaudited) for the Three Months ended
              October 31, 1996 and 1995

              Consolidated Statements of Cash Flows                    3
              (unaudited) for the Three Months ended
              October 31, 1996 and 1995

              Notes to Unaudited Consolidated                          5
              Financial Statements

              Item 2.   Management's Discussion and                    9
              Analysis of Financial Condition and
              Results of Operations

PART II.      OTHER INFORMATION                                       14

                       AMERICAN NATIONAL BANCORP, INC. and SUBSIDIARY
                Consolidated Statements of Financial Condition (Unaudited)
                 Assets                       October 31, 1996  July 31, 1996
-------------------------------------         ----------------  -------------
                                                       (In thousands)
Cash:
   On hand and due from banks                 $        2,947    $       2,671
   Interest-bearing deposits                           1,993            1,837
Federal funds sold                                       295              394
Securities available for sale                         36,986           40,266
Investment securities                                 27,209           24,109
Mortgage-backed securities                           104,069          100,195
Loans receivable, net                                298,261          278,042
Federal Home Loan Bank stock, at cost                  3,871            3,141
Investments in real estate, net                        5,526            5,670
Investments in and advances to real
   estate joint ventures                               1,532            1,270
Property and equipment, net                            1,193            1,198
Prepaid expenses and other assets                        593              612
Income taxes receivable                                  295                -
Deferred income taxes                                  1,869            1,866
                                              --------------    --------------
                                              $      486,639    $     461,271
                                              ==============    ==============

 Liabilities and Stockholders' Equity
--------------------------------------
Liabilities:
   Deposits                                   $      314,365    $     313,083
   Borrowed funds                                     44,940           34,445
   Advances from the Federal Home Loan
     Bank of Atlanta                                  76,036           62,824
   Drafts payable                                        993              859
   Advance payments by borrowers for taxes
     and insurance                                     2,403            1,760
   Accrued expenses and other liabilities              3,369            1,030
                                              --------------    --------------
     Total Liabilities                               442,106          414,001

Stockholders' Equity:
   Serial preferred stock 1,000,000 shares
     authorized, none issued                               -                -
   Common stock, $.01 par value, 8,000,000
     shares authorized, 3,980,500 shares
     issued and 3,603,646 shares outstanding
     at October 31, 1996                                  40               40
   Additional paid-in capital                         30,658           30,705
   Unearned common stock acquired by
     management recognition and retention
     plans                                               (48)             (77)
   Unearned employee stock ownership plan
     (ESOP) shares                                    (1,585)          (1,629)
   Treasury stock at cost, 376,854 shares             (4,241)          (2,040)
   Retained income - substantially restricted         21,152           21,970
   Net unrealized holding loss on securities,
     net of income taxes                              (1,443)          (1,699)
                                                -------------    -------------

   Total Stockholders' Equity                         44,533           47,270
                                                -------------    -------------
                                                $    486,639     $    461,271
                                                =============    =============

See accompanying notes to unaudited consolidated financial statements.

             AMERICAN NATIONAL BANCORP, INC. and SUBSIDIARY
            Consolidated Statements of Operations (Unaudited)
                                             Three months ended October 31,
                                                 1996            1995
                                             -----------      ----------
                                        (In thousands, except per share data)
Interest income:
   Loans receivable                          $   6,038        $   5,110
   Mortgage-backed securities                    2,110            2,590
   Investment securities                           585              275
   Other                                           177              196
                                             ---------        ---------
     Total interest income                       8,910            8,171

Interest expense:
   Deposits                                      3,828            4,117
   Borrowed funds                                1,566            1,278
                                             ---------        ---------
     Total interest expense                      5,394            5,395
                                             ---------        ---------
     Net interest income                         3,516            2,776

Provision for loan losses                          210              290
                                             ---------        ---------
     Net interest income after
     provision for loan losses                   3,306            2,486


Noninterest income:
   Fees and service charges                        192              150
   Gain (loss) on sales of:
     Loans receivable, net                           -                3
     Mortgage-backed securities, net               (64)               2
   Other                                            45               38
                                             ---------        ---------
     Total noninterest income                      173              193


Noninterest expenses:
   Salaries and employee benefits                1,133            1,058
   Net occupancy                                   314              349
   Professional services                            72               88
   Advertising                                     211              167
   Federal deposit insurance premiums            2,252              205
   Furniture, fixtures and equipment               109               72
   Loss on investment in real estate                34               53
   Equity in net loss of real estate
     joint ventures                                  -               30
   Other                                           396              372
                                             ----------       ---------
     Total noninterest expenses                  4,521            2,394
                                             ----------       ---------
     Income (loss) before income taxes          (1,042)             285

Income tax provision (benefit)                    (354)             102
                                             ----------       ----------

     Net income (loss)                       $    (688)       $     183
                                             ==========       ==========

Loss per common share:                       $   (0.19)             N/A
                                             ==========       ==========
Proforma earnings per common share                  N/A            0.11
                                             ==========        ==========

See accompanying notes to unaudited consolidated financial statements.

                  AMERICAN NATIONAL BANCORP, INC. and SUBSIDIARY
                 Consolidated Statements of Cash Flows (Unaudited)
                                                Three months ended October 31,
                                                     1996            1995
                                                  -----------     -----------
                                                         (In thousands)
Cash flows from operating activities:
   Net income (loss)                              $     (688)     $      183
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                     133             124
       Amortization of loan fees                         (89)            (90)
       Amortization of premiums and
         discounts, net                                   91            (117)
       Provision for losses on loans
         and investments in real estate                  210             300
       Loss (gain) on sales of assets, net                64              (5)
       Loans originated for sale                      (2,032)             53
       Sales of loans originated for sale                255             587
       Deferred income taxes                            (165)             48
       Decrease (increase) in prepaid
         expenses and other assets                        19             (87)
       Increase in accrued expenses
         and other liabilities                          2,339             87
       Increase in income taxes receivable              (295)              -
       Other, net                                        (40)             76
                                                   ----------      ----------
Net cash provided by (used in) operating
    activities                                          (198)          1,159
                                                   ----------      ----------

Cash flows from investing activities:
   Repayments of mortgage-backed securities
     available for sale                                  961               -
   Sales of mortgage-backed securities
     available for sale                                4,254           1,502
   Purchases of mortgage-backed securities
     available for sale                               (1,780)         (3,767)
   Maturities of investment securities                     -           4,000
   Purchases of investment securities                 (3,000)         (8,265)
   Repayments of mortgage-backed securities            1,050           3,453
   Purchases of mortgage-backed securities            (4,984)              -
   Loan principal repayments                          13,889          11,984
   Loan originations                                 (24,875)        (20,430)
   Loan purchases                                     (7,683)         (1,201)
   Increase in deferred loan fees, net                   235             144
   Decrease in investments in real estate                184             270
   (Increase) decrease in investments in
     and advances to real estate joint
     ventures                                           (262)             59
   Purchases of property and equipment                  (128)            (62)
   Federal Home Loan Bank stock purchases, net          (730)              -
                                                  -----------     -----------
Net cash used in investing activities                (22,869)        (12,313)
                                                  -----------     -----------

                                                                  (continued)


                  AMERICAN NATIONAL BANCORP, INC. and SUBSIDIARY
                 Consolidated Statements of Cash Flows (Unaudited)
                                               Three months ended October 31,
                                                     1996            1995
                                                  -----------     -----------
                                                         (In thousands)
Cash flows from financing activities:
   Net increase (decrease) in deposits                 1,282          (2,487)
   Net increase (decrease) in borrowed
     funds                                            10,495            (163)
   Proceeds from Federal Home Loan Bank
     advances                                         21,895          48,158
   Repayment of Federal Home Loan Bank
     advances                                         (8,683)        (55,242)
   Increase in drafts payable                            134           5,813
   Increase in advance payments by borrowers
     for taxes and insurance                             643             678
   Proceeds from issuance of common stock,
     net of expenses                                       -          19,294
   Proceeds from exercised options                        58               -
   Cash dividends paid                                  (108)            (92)
   Purchase of treasury stock                         (2,316)              -
                                                  -----------     -----------
Net cash provided by financing activities             23,400          15,959

Net increase in cash and cash equivalents                333           4,805

Cash and cash equivalents at beginning of
   period                                              4,902           5,360
                                                  -----------     -----------

Cash and cash equivalents at end of period        $    5,235      $   10,165
                                                  ===========     ===========


Supplemental information:
   Interest paid on deposits and borrowed
     funds                                        $    5,358      $     5,260
   Income taxes paid, net                                100                -
                                                  ==========      ============


Noncash activities:  Loans transferred to
   real estate acquired through foreclosure       $       40      $     2,126
                                                  ==========      ===========

See accompanying notes to unaudited consolidated financial statements.

                 AMERICAN NATIONAL BANCORP, INC. AND SUBSIDIARY

             Notes to Consolidated Financial Statements (Unaudited)
                                October 31, 1996

(1)     Basis of Presentation
        ---------------------

         The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary, in the opinion of management, to fairly reflect the Company's financial position, results of operations and cash flows for the periods presented. The statements have been prepared using the accounting policies described in the July 31, 1996 Annual Financial Statements. The results of operations for the three months ended October 31, 1996 are not necessarily indicative of the results which may be expected for the entire year.

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

(3)      Reclassification of Prior Year's Statements
         -------------------------------------------

         Certain amounts in the 1996 financial statements have been reclassified to conform with the 1996 presentation.

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

(6)      Earnings Per Common Share
         -------------------------

         Earnings per share were computed by dividing net income for the three months ended October 31, 1996 by the weighted average number of shares of common stock outstanding (3,538,806). ESOP shares that have not been committed to be released are not considered outstanding for the computation of earnings per share in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP 93-6"). Shares granted but not yet issued under the Company's stock option plans are considered common stock equivalents for earnings per share calculations.

         The pro forma net income per share for the three months ended October 31, 1995 has been calculated as if the 2,182,125 shares issued had been sold on August 1, 1995. The net proceeds of the offering are assumed to have been invested at a net effective yield of 7.86%, (the approximate weighted average yield on all interest earning assets during the period from August 1, 1995 to October 31, 1995) for the period from August 1, 1995 to October 31, 1995, and income so calculated, reduced for income taxes at an assumed effective tax rate of 38.6%, was added to reported net income for the period to obtain the pro forma net income used in the calculation.

         Earnings per share information is not applicable for the three months ended October 31, 1995, as the Company did not complete its Stock Offering until October 31, 1995.

(7)      Dividends on Common Stock
         -------------------------

         On October 15, 1996, the Company declared a quarterly cash dividend of $0.03 per share. The dividends were payable to stockholders of record as of October 31, 1996 and were paid on November 15, 1996.

(8)      Employee Stock Ownership Plan (ESOP)
         ------------------------------------

         In connection with the Conversion and Reorganization, the Company formed an ESOP. The ESOP covers employees which have completed at least one year of service and have attained the age of 21. The ESOP borrowed $1.7 million from the Company and purchased 174,570 shares, equal to 8% of the total number of shares issued in the offering. The Bank makes scheduled quarterly contributions to the ESOP sufficient to service the debt. The cost of shares not committed to be released and unallocated (suspense shares) is reported as a reduction in stockholders' equity. Dividends, if any, on unallocated shares are used for debt service. Shares are released to participants based on compensation.

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

         Compensation expense related to the ESOP amounted to $54,000 for the three months ended October 31, 1996. The fair value of unearned ESOP shares at October 31, 1996 totalled $1.9 million. At October 31, 1996, there were 13,093 ESOP shares committed to be released and 158,568 suspense shares. ESOP shares totaling 2,909 were allocated as of December 31, 1995.


(9)      Stock-Based Compensation
         ------------------------

         In November 1995, the Financial Accounting Standards Board (SFAS) issued SFAS No. 123 "Accounting for Awards of Stock-Based Compensation to Employees" (Statement 123). Statement 123 is effective for years beginning after December 15, 1995. The Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25). Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Most fixed stock option plans -- the most common type of stock compensation plan--have no intrinsic value at grant date, and under Opinion 25 no compensation cost is recognized for them. Compensation cost is recognized for other types of stock-based compensation plans under Opinion 25, including plans with variable, usually performance-based, features. This Statement requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. Management adopted the provisions of Statement 123 as of August 1, 1996 using the intrinsic value-based method and will provide disclosure about its stock based employee compensation plans in its 1997 financial statements as required by Statement 123.

(10)     Employee Stock Benefit Plans
         ----------------------------

         At its Annual Meeting on November 21, 1996, stockholders approved the Company's 1996 Recognition and Retention Plan (RRP) and the 1996 Stock Option Plan (the Stock Plan).

         The RRP authorizes the grant of stock to directors and officers of the Company for 87,285 shares. Shares shall vest at the rate of 20% of the initially awarded amount per year with the first installment being earned on the first trading day of 1998 and succeeding installments being earned on the first trading day of the following year.

         The Stock Plan authorized the grant of stock to directors and officers for an aggregate of 218,213 of authorized, but unissued shares. Options are exercisable at the market price at the time of grant on a cumulative basis at a rate of 20 percent per year commencing one year from the date of grant and expire 10 years from the date of grant.

(11)     Recapitalization of Savings Institutions Insurance Fund ("SAIF")
         ----------------------------------------------------------------

         On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposes a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the Federal Deposit Insurance Corporation ("FDIC") imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996. The Company made a one-time charge of the special assessment for $2.1 million on a pretax basis, $1.4 million net of income tax benefits, in the first quarter.

         The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and Bank Insurance Fund ("BIF") members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of
1.3 basis points, while SAIF deposits will pay an estimated 6.5 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain as of that time.

         As a result of the Funds Act, the FDIC recently proposed to lower SAIF assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make the higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.


(12)      Impact of New Accounting Standards
          ----------------------------------

          In June 1996, the FASB issued Statement of Financial Accounting Standards 125, Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities (SAFS 125).   SFAS 125 is effective for
transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement will require, among other things, that the Company record at fair value, assets and liabilities resulting from a transfer of financial assets. The Company will adopt the provisions of SFAS 125 as of January 1, 1997, and management believes that the adoption of SFAS 125 will not have a material effect on the Company's financial condition or results of operations.

                  AMERICAN NATIONAL BANCORP, INC.

                             ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis covers material changes in the financial condition since July 31, 1996 and material changes in the results of operations for the three months ended October 31, 1996 as compared to the same period in 1995. This discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 1996 Annual Report to Stockholders.

Financial Condition
-------------------

         Total assets increased by $25.3 million, or 5.5%, to $486.6 million at October 31, 1996 from $461.3 million at July 31, 1996. Assets increased primarily due to an increase in mortgage loans originated and purchased.
Loans receivable increased by $20.3 million, or 7.3% to $298.3 million from $278.0 million at July 31, 1996. Securities available for sale decreased $3.3 million, or 8.2%, to $37.0 million at October 31, 1996 from $40.3 million at July 31, 1996 due to the sale of securities. Mortgage-backed securities increased by $3.9 million, or 3.9%, to $104.1 million at October 31, 1996, from $100.2 million at July 31, 1996. Investment securities increased by $3.1 million, or 12.9%, to $27.2 million, at October 31, 1996, from $24.1 million at July 31, 1996, primarily due to the purchase of $3.0 million in FHLB 3-month callable notes.

         Deposits increased by $1.3 million, or 0.4%. Borrowed funds increased by $10.5 million, or 30.5%, and advances from the Federal Home Loan Bank of Atlanta increased $13.2 million, or 21.0%. These increases are due to the funding of loan originations and loan and security purchases.

         Total stockholders' equity decreased by $2.8 million to $44.5 million at October 31, 1996 compared to $47.3 million at July 31, 1996. This decrease was a result of the Company repurchasing 189,074 shares of common stock for $2.3 million or $12.25 per share, a net loss for the quarter of $688,000, and a quarterly dividend of approximately $108,000 for the quarter ended October 31, 1996, partially offset by a decrease in the net unrealized holding loss on securities of $256,000.


Results of Operations
---------------------

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

         Interest Income. Interest income totalled $8.9 million for the three months ended October 31, 1996, compared to $8.2 million for the three months ended October 31, 1995, an increase of $739,000, or 9.0%. This increase resulted from a $49.8 million, or 12.0%, increase in average interest earning assets to $465.5 million for the three months ended October 31, 1996 from $415.7 million during the three months ended October 31, 1995, partially offset by a decrease in the yield on average interest earning assets to 7.7% for the three months ended October 31, 1996, from 7.9% for the three months ended October 31, 1995. The increase in average interest earning assets resulted from a $58.8 million, or 25.5%, increase in average loans to $289.0 million from $230.2 million and a $16.5 million, or 102.5%, increase in average investments to $32.6 million from $16.1 million. This increase was partially offset by a $24.6 million, or 15.5%, decrease in average mortgage-backed securities. The decrease in the yield on interest-earning assets to 7.7% for the three months ended October 31, 1996 from 7.9% for the three months ended October 31, 1995 was due to decreases in the weighted average yield on mortgage loans, consumer loans, mortgage-backed securities and other interest-earning assets offset by an increase in investment securities.

         Interest Expense. Interest expense, which totalled $5.4 million for the three months ended October 31, 1996 was virtually unchanged from the three months ended October 31, 1995. Interest expense on deposits decreased $289,000, or 7.0%, due to a decrease in average deposits of $6.3 million, from $318.2 million to $311.9 million, partially offset by the 27 basis point decrease in the average cost of deposits. Interest expense on borrowed funds increased $288,000, or 22.5%, due to an increase in average borrowings of $27.3 million and an increase in the average cost of borrowings of 52 basis points.

         Net Interest Income. Net interest income totalled $3.5 million for the three months ended October 31, 1996, an increase of $740,000, or 26.7%, from net interest income of $2.8 million for the three months ended October 31, 1995. The increase in net interest income was primarily due to the results of operations disclosed above, which resulted in an increase in the ratio of average interest-earning assets to interest-bearing liabilities to 110.65% from 104.02% and a 7 basis point increase in the Company's interest rate spread to 2.53% from 2.46%.

         Provision for Loan Losses. The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Company's past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of underlying loan collateral, and current and expected future economic conditions. The allowance for loan losses was $4.8 million, or 1.6%, of net loans receivable, at October 31, 1996, compared to $4.4 million, or 1.6% of net loans receivable at July 31, 1996. Nonperforming assets decreased from $4.7 million, or 1.0%, of total assets at July 31, 1996, to $4.4 million, or
 .90% of total assets at October 31, 1996. The provision for loan losses decreased by $80,000 to $210,000 for the three months ended October 31, 1996 from $290,000 for the three months ended October 31, 1995. This decrease reflects management's assessment of loans and its current view of the risk in the Company's loan portfolio based on an evaluation of specific loans in its portfolio, estimated collateral values, historical loss experience, current economic trends, and the existing level of the Company's allowance for loan losses.

         Noninterest Income. Noninterest income, consisting primarily of deposit fees, loan servicing fees, and gains and losses on sales of loans, mortgage-backed securities and investments, totalled $173,000 for the three months ended October 31, 1996, compared to $193,000 for the three months ended October 31, 1995, a decrease of $20,000 or 10.4%. The decrease was primarily due to a loss on the sale of mortgage-backed securities for the three months ended October 31, 1996, partially offset by an increase in service charges collected.

         Noninterest Expense. Noninterest expense, consisting primarily of salaries and employee benefits, occupancy and equipment, federal deposit insurance premiums and provision for losses on investments in real estate ("REO"), totalled

$4.5 million for the three months ended October 31, 1996 compared to $2.4 million for the three months ended October 31, 1995. The $2.1 million increase was due primarily to the Federal Deposit Insurance Corporation one-time special assessment to recapitalize the Savings Association Insurance Fund.

         On September 30, 1996, legislation was enacted and signed into law which provides a resolution to the disparity in the Bank Insurance Fund ("BIF")/Savings Association Insurance Fund ("SAIF") premiums. In particular, SAIF-insured institutions will pay a one-time assessment of 65.7 cents on every $100 of deposits held at March 31, 1995. As a result of the new law the Company is required to pay approximately $2,065,000. The special assessment is tax deductible, therefore, the cost, net of income tax benefits, is approximately $1.36 million. The Company has made a one-time charge to earnings of this amount for the fiscal quarter ended October 31, 1996. Also, beginning January 1, 1997, the current annual minimum premium of 23 basis points will be reduced to approximately 6.5 basis points.

         Net Income. Net loss for the three months ended October 31, 1996 was $688,000, compared to net income of $183,000 for the three months ended October 31, 1995. The $871,000 decrease in net income was due primarily to an increase in noninterest expense of $2.1 million, partially offset by an increase in net interest income of $740,000, a decrease in the provision for loan loss of $80,000, and a decrease in the income tax provision of $456,000.


Liquidity and Capital Resources
--------------------------------

         The Bank is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision (OTS) regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5%. The Bank's liquidity ratio averaged 6.7% during the month of October 1996. In addition, the Bank is required to maintain short term liquid assets of at least 1% of the Bank's average daily balance of net withdrawable deposit accounts and current borrowings. The Bank adjusts liquidity as appropriate to meet its asset and liability management objectives. At October 31, 1996, the Bank was in compliance with such liquidity requirements.

         The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, borrowed funds, FHLB advances and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in federal funds, and other short-term interest-earning and other assets, which provide liquidity to meet lending requirements.

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") requires thrift institutions to maintain certain minimum levels of regulatory capital. The regulatory capital regulations require minimum levels of tangible and core capital of 1.5% and 3%, respectively, of adjusted total assets and risk-based capital of 8% of risk-weighted assets. The Bank was in compliance with the regulatory capital requirements with tangible, core and risk-based capital ratios of approximately 8.05%, 8.05%, and 16.73, respectively, at October 31, 1996.

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

         Based on the September 30, 1996 OTS calculation of the IRR component, the Bank's IRR was greater than 2% of the market value of its assets. Therefore, the Bank would be required to make a deduction from total capital for purposes of calculating the Bank's risk based capital requirement if such decrease exceeded 2% of the estimated market value of its assets for three consecutive quarters. Also, because of the Bank's current risk based capital level, management does not believe that compliance with the new rule will adversely affect its operations.

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

         The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain defined restrictions, including the requirement to file a capital plan with its primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. To be considered "well capitalized," an institution must generally have a leverage ratio of at least 5%, a tier one risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. The Bank is in the "well capitalized" category at October 31, 1996.

          Delinquent Loans, Nonperforming Asset, and Restructured Loans. The following table sets forth information regarding nonperforming loans, real estate owned by the Company, and restructured loans within the meaning of SFAS 15, at the dates indicated.

                                                      At              At
                                              October 31, 1996   July 31, 1996
                                              ----------------   -------------
                                                 (Dollars in Thousands)
Nonperforming loans:
   One to four-family residential
     real estate                                 $    643        $    690
   Multifamily residential real
     estate                                         1,567           1,580
   Commercial real estate                           1,348           1,374
   Consumer loans                                     210             265
                                                 --------        --------
      Total nonperforming loans                     3,768           3,909
Total real estate owned <F1>                          625             766
                                                 --------        --------
      Total nonperforming assets                    4,393           4,675

Restructured loans <F2>                             1,630           1,636
                                                 --------        --------

Total nonperforming assets and
   restructured loans                            $  6,023         $ 6,311
                                                 ========         =======


Total nonperforming loans to total loans
   receivable                                        1.16%          1.31%
Total nonperforming loans to total assets             .77%           .85%
Total nonperforming loans and real estate
   owned to total assets                              .90%          1.01%

<F1>  Represents property acquired by the Company through foreclosure or deed in lieu of foreclosure.
<F2>  All restructured loans are performing in accordance with their restructured payment terms.

PART II.          OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

          There are various claims and lawsuits in which the Company is periodically involved incidental to the Company's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

       a. The annual meeting of the stockholders of the Company was held on November 21, 1996.

b. and c.  There were 3,603,646 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and shares were represented at the meeting by the holders thereof, which constituted a quorum.
           The items voted on at the Annual Meeting and the votes for each proposal were as follows:

           1.  Election of Directors for a Three-Year Term.

               NOMINEE                   FOR             WITHHELD
               -------                   ---             --------
               Howard K. Thompson      3,452,392          109,865
               Betty J. Stull          3,453,934          108,323
               Lenwood M. Ivey         3,453,497          108,760

               Following the annual meeting, the directors of the Company continuing as directors included: A. Bruce Tucker, Jimmie T. Noble, David L. Pippenger and Joseph M. Solomon.

               2. Proposal to approve the American National Bancorp, Inc. 1996 Stock Option Plan.

                      FOR        AGAINST      ABSTAIN     NON-VOTE
                      ---        -------      -------     --------

                    2,022,262    603,440       28,201      908,354

               3. Proposal to approve the American National Bancorp, Inc. 1996 Recognition and Retention Plan.

                      FOR        AGAINST      ABSTAIN      NON-VOTE
                      ---        -------      -------      --------

                    2,001,950    605,933       47,020       907,354

               4. Proposal to ratify the appointment of KPMG Peat Marwick LLP as auditors for the Company for the fiscal year ending July 31, 1997.

                      FOR         AGAINST      ABSTAIN
                      ---         -------      -------

                    3,533,021      17,784       11,452

         There were no broker non-votes at the meeting.
         Each of the proposals were adopted by the stockholders of the Company.

       d.            Not Applicable.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         No Form 8-K reports were filed during the period ended October 31, 1996.

                                     SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                            AMERICAN NATIONAL BANCORP, INC.




Date:  December 13, 1996                    By:  /s/ A. Bruce Tucker
       -----------------                        ------------------------------
                                                 A. Bruce Tucker
                                                 PRESIDENT and
                                                 CHIEF EXECUTIVE OFFICER



Date:   December 13, 1996                   By:   /s/ James M. Uveges
        -----------------                       ------------------------------
                                                James M. Uveges
                                                SENIOR VICE PRESIDENT and
                                                CHIEF FINANCIAL OFFICER