Form 10-Q/A
period 1996-10-31
AMERICAN NATIONAL BANCORP INC
filed 1997-01-31
CIK 948020

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


                            AMERICAN NATIONAL BANCORP, INC.




Date:  January 31, 1997                 By:  /s/ A. Bruce Tucker
       ----------------                     ----------------------------------
                                              A. Bruce Tucker
                                              PRESIDENT and
                                              CHIEF EXECUTIVE OFFICER



Date:   January 31, 1997                By:   /s/ James M. Uveges
        ----------------                     ---------------------------------
                                               James M. Uveges
                                               SENIOR VICE PRESIDENT and
                                               CHIEF FINANCIAL OFFICER


