Form 10-Q
period 1997-01-31
AMERICAN NATIONAL BANCORP INC
filed 1997-03-14
CIK 948020

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                         -------------------------------


                                   Form 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

               COMMISSION FILE NUMBER  0-26870
                                       -------


                     AMERICAN NATIONAL BANCORP, INC.

------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

             Delaware                              52-1943817

-----------------------------------         ----------------------------------

  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                  Identification Number)

           211 North Liberty Street, Baltimore, Maryland  21201-3978
------------------------------------------------------------------------------
             (Address of principal executive offices)     (zip code)

Registrant's telephone number, including area code:       (410)-752-0400
                                                    --------------------------


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                               ------   ------

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                       PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes           No
                           ---------    ---------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value--3,603,646 shares as of February 28, 1997.

                   AMERICAN NATIONAL BANCORP, INC.

                              INDEX


                                                                        Page

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Consolidated Statements of Financial Condition                  1
          at January 31, 1997 (unaudited) and July 31, 1996

          Consolidated Statements of Operations (unaudited)               2
          for the Three Months ended January 31, 1997 and 1996
          and for the Six months ended January 31, 1997 and 1996

          Consolidated Statements of Cash Flows (unaudited)               3
          for the Six Months ended January 31, 1997 and 1996

          Notes to Unaudited Consolidated Financial Statements            5

          Item 2.   Management's Discussion and Analysis                  7
          of Financial Condition and Results
          of Operations


PART II.  OTHER INFORMATION                                              12

                       AMERICAN NATIONAL BANCORP, INC. and SUBSIDIARY
                Consolidated Statements of Financial Condition (Unaudited)

                 Assets                       January 31, 1997  July 31, 1996
-------------------------------------         ----------------  -------------
                                                       (In thousands)
Cash:
   On hand and due from banks                 $        3,514    $       2,671
   Interest-bearing deposits                             909            1,837
Federal funds sold                                        91              394
Securities available for sale                         36,788           40,266
Investment securities                                 27,146           24,109
Mortgage-backed securities                           102,628          100,195
Loans receivable, net                                307,151          278,042
Federal Home Loan Bank stock, at cost                  4,431            3,141
Investments in real estate, net                        5,346            5,670
Investments in and advances to real
   estate joint ventures                                 988            1,270
Property and equipment, net                            1,338            1,198
Prepaid expenses and other assets                        436              612
Deferred income taxes                                  1,740            1,866
                                              --------------    --------------
                                              $      492,506    $     461,271
                                              ==============    ==============

 Liabilities and Stockholders' Equity
--------------------------------------
Liabilities:
   Deposits                                   $      321,725    $     313,083
   Borrowed funds                                     33,294           34,445
   Advances from the Federal Home Loan
     Bank of Atlanta                                  86,327           62,824
   Drafts payable                                      1,629              859
   Advance payments by borrowers for taxes
     and insurance                                     4,014            1,760
   Accrued expenses and other liabilities              1,161            1,030
                                              --------------    --------------
     Total Liabilities                               448,150          414,001

Stockholders' Equity:
   Serial preferred stock 1,000,000 shares
     authorized, none issued                               -                -
   Common stock, $.01 par value, 8,000,000
     shares authorized, 3,980,500 shares
     issued and 3,603,646 shares outstanding
     at January 31, 1997                                  40               40
   Additional paid-in capital                         30,667           30,705
   Unearned common stock acquired by
     management recognition and retention
     plans                                              (996)             (77)
   Unearned employee stock ownership plan
     (ESOP) shares                                    (1,537)          (1,629)
   Treasury stock at cost, 376,854 shares
     and 199,025 shares at January 31, 1997
     and July 31, 1996 respectively                   (4,240)          (2,040)
   Retained income - substantially restricted         21,733           21,970
   Net unrealized holding loss on securities,
     net of income taxes                              (1,311)          (1,699)
                                                -------------    -------------

   Total Stockholders' Equity                         44,356           47,270
                                                -------------    -------------
                                                $    492,506     $    461,271
                                                =============    =============

See accompanying notes to unaudited consolidated financial statements.

             AMERICAN NATIONAL BANCORP, INC. and SUBSIDIARY
            Consolidated Statements of Operations (Unaudited)
                                             Six months ended January 31,
                                                 1997            1996
                                             -----------      ----------
                                        (In thousands, except per share data)
Interest income:
   Loans receivable                          $  12,562        $  10,454
   Mortgage-backed securities                    4,193            5,041
   Investment securities                         1,212              551
   Other                                           374              377
                                             ---------        ---------
     Total interest income                      18,341           16,423

Interest expense:
   Deposits                                      7,695            8,089
   Borrowed funds                                3,266            2,419
                                             ---------        ---------
     Total interest expense                     10,961           10,508
                                             ---------        ---------
     Net interest income                         7,380            5,915

Provision for loan losses                          420              500
                                             ---------        ---------
     Net interest income after
     provision for loan losses                   6,960            5,415


Noninterest income:
   Fees and service charges                        389              292
   Gain (loss) on sales of:
     Loans receivable, net                          22               14
     Mortgage-backed securities, net               (64)              17
     Investment securities, net                      -                4
   Other                                            87               78
                                             ---------        ---------
     Total noninterest income                      434              405


Noninterest expenses:
   Salaries and employee benefits                2,327            2,151
   Net occupancy                                   646              674
   Professional services                           207              183
   Advertising                                     414              351
   Federal deposit insurance premiums            2,381              404
   Furniture, fixtures and equipment               226              147
   Loss on investment in real estate                86              112
   Equity in net loss of real estate
     joint ventures                                137              112
   Other                                           841              805
                                             ----------       ---------
     Total noninterest expenses                  7,265            4,939
                                             ----------       ---------
     Income before income taxes                    129              881

Income tax provision                                44              267
                                             ----------       ----------

     Net income                              $      85        $     614
                                             ==========       ==========

Earnings per common share:                   $    0.02              N/A
                                             ==========       ==========
Proforma earnings per common share                 N/A        $    0.22
                                             ==========       ==========
                                            Three months ended January 31,
                                                 1997            1996
                                             -----------      ----------
                                        (In thousands, except per share data)
Interest income:
   Loans receivable                          $   6,524        $   5,344
   Mortgage-backed securities                    2,083            2,451
   Investment securities                           627              276
   Other                                           197              181
                                             ---------        ---------
     Total interest income                       9,431            8,252

Interest expense:
   Deposits                                      3,867            3,972
   Borrowed funds                                1,700            1,141
                                             ---------        ---------
     Total interest expense                      5,567            5,113
                                             ---------        ---------
     Net interest income                         3,864            3,139

Provision for loan losses                          210              210
                                             ---------        ---------
     Net interest income after
     provision for loan losses                   3,654            2,929


Noninterest income:
   Fees and service charges                        197              142
   Gain (loss) on sales of:
     Loans receivable, net                          22               11
     Mortgage-backed securities, net                 -               15
     Investment securities, net                      -                4
   Other                                            42               40
                                             ---------        ---------
     Total noninterest income                      261              212


Noninterest expenses:
   Salaries and employee benefits                1,193            1,093
   Net occupancy                                   332              325
   Professional services                           135               94
   Advertising                                     203              184
   Federal deposit insurance premiums              129              199
   Furniture, fixtures and equipment               117               75
   Loss on investment in real estate                52               59
   Equity in net loss of real estate
     joint ventures                                137               82
   Other                                           445              434
                                             ----------       ---------
     Total noninterest expenses                  2,743            2,545
                                             ----------       ---------
     Income before income taxes                  1,172              596

Income tax provision                               399              165
                                             ----------       ----------

     Net income                              $     773        $     431
                                             ==========       ==========

Earnings per common share:                   $    0.22        $    0.11
                                             ==========       ==========
Proforma earnings per common share                 N/A              N/A
                                             ==========       ==========

See accompanying notes to unaudited consolidated financial statements.

                  AMERICAN NATIONAL BANCORP, INC. and SUBSIDIARY
                 Consolidated Statements of Cash Flows (Unaudited)
                                                Six months ended January 31,
                                                     1997            1996
                                                -------------     -----------
                                                         (In thousands)
Cash flows from operating activities:
   Net income                                     $       85      $      614
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                     266             253

       Noncash compensation under stock-
         based benefit plans                             111              87
       Amortization of loan fees                        (211)           (180)
       Amortization of premiums and
         discounts, net                                  123            (146)
       Provision for losses on loans
         and investments in real estate                  420             510
       Loss (gain) on sales of assets, net                42             (35)
       Loans originated for sale                      (3,553)         (4,420)
       Sales of loans originated for sale              3,163           1,546
       Deferred income taxes                            (115)            264
       Decrease (increase) in prepaid
         expenses and other assets                       176            (111)
       Increase (decrease) in accrued expenses
         and other liabilities                           131             (84)
       Increase in income taxes receivable                 -             (64)
       Other, net                                       (284)            (94)
                                                   ----------      ----------
Net cash provided by (used in) operating
    activities                                           354          (1,860)
                                                   ----------      ----------

Cash flows from investing activities:
   Repayments of mortgage-backed securities
     available for sale                                1,678             676
   Sales of mortgage-backed securities
     available for sale                                4,254          14,292
   Purchases of mortgage-backed securities
     available for sale                               (2,033)        (10,988)
   Maturities of investment securities                 3,000          11,000
   Purchases of investment securities                 (6,000)        (10,265)
   Repayments of mortgage-backed securities            2,508           5,464
   Purchases of mortgage-backed securities            (4,984)         (3,477)
   Loan principal repayments                          25,304          22,265
   Loan originations                                 (40,563)        (35,836)
   Loan purchases                                    (14,129)         (6,493)
   Increase in deferred loan fees, net                   335             258
   Decrease in investments in real estate                717             947
   Decrease in investments in and advances
     to real estate joint ventures                       419             548
   Purchases of property and equipment                  (406)           (239)
   Federal Home Loan Bank stock purchases, net        (1,290)              -
                                                  -----------     -----------
Net cash used in investing activities                (31,190)        (11,848)
                                                  -----------     -----------

                                                                  (continued)

                  AMERICAN NATIONAL BANCORP, INC. and SUBSIDIARY
                 Consolidated Statements of Cash Flows (Unaudited)
                                                 Six months ended January 31,
                                                     1997            1996
                                                  -----------     -----------
                                                         (In thousands)
Cash flows from financing activities:
   Net increase (decrease) in deposits                 8,642          (3,838)
   Net decrease in borrowed funds                     (1,151)         (5,465)
   Proceeds from Federal Home Loan Bank
     advances                                         60,496         110,338
   Repayment of Federal Home Loan Bank
     advances                                        (36,993)       (109,808)
   Increase (decrease) in drafts payable                 770            (735)
   Increase in advance payments by borrowers
     for taxes and insurance                           2,254           2,293
   Proceeds from issuance of common stock,
     net of expenses                                       -          21,040
   Proceeds from exercised options                        58               -
   Common stock acquired by ESOP                           -          (1,746)
   Cash dividends paid                                  (216)            (92)
   Purchase of treasury stock                         (2,316)              -
   Purchase of stock to fund 1996 Recognition
     and Retention Plan                               (1,096)              -
                                                  -----------     -----------
Net cash provided by financing activities             30,448          11,987

Net decrease in cash and cash equivalents               (388)         (1,721)

Cash and cash equivalents at beginning of
   period                                              4,902           5,360
                                                  -----------     -----------

Cash and cash equivalents at end of period        $    4,514      $    3,639
                                                  ===========     ===========


Supplemental information:
   Interest paid on deposits and borrowed
     funds                                        $   10,963      $   10,503
   Income taxes paid, net                                100              (1)
                                                  ==========      ============


Noncash activities:  Loans transferred to
   real estate acquired through foreclosure       $      393      $    2,126
                                                  ==========      ===========

See accompanying notes to unaudited consolidated financial statements.

                AMERICAN NATIONAL BANCORP, INC. AND SUBSIDIARY

             Notes to Consolidated Financial Statements (Unaudited)
                                  January 31, 1997

(1)  Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary, in the opinion of management, to fairly reflect the Company's financial position, results of operations and cash flows for the periods presented. The statements have been prepared using the accounting policies described in the July 31, 1996 Annual Financial Statements. The results of operations for the three and six months ended January 31, 1997 are not necessarily indicative of the results which may be expected for the entire year.

(2)  Principles of Consolidation
     ----------------------------

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

(3)  Reclassification of Prior Year's Statements
     -------------------------------------------

     Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

(4)  Securities Available For Sale
     -----------------------------

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

(5)  Earnings Per Common Share
     -------------------------

     Earnings per share were computed by dividing net income for the three and six months ended January 31, 1997 by the weighted average number of shares of common stock and common stock equivalents outstanding for the three months ended (3,533,035 shares) and for the six months ended (3,575,582 shares), respectively. ESOP shares that have not been committed to be released are not considered outstanding for the computation of earnings per share in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP 93-6"). Shares granted but not yet issued under the Company's stock option plans are considered common stock equivalents for earnings per share calculations.

     Without the one-time FDIC special assessment, earnings per share for the six months ended January 31, 1997 would have been income of $.40 per share. See Management's Discussion and Analysis - Noninterest Expense.

     Earnings per share information for the three months ended January 31, 1996 was computed by dividing the net income for the three months ended January 31, 1996 by the weighted average number of shares of common stock outstanding during the period of 3,806,900 shares.

     The pro forma net income per share for the six months ended January 31, 1996 has been calculated as if the 2,182,125 shares issued had been sold on August 1, 1995. The net proceeds of the offering are assumed to have been invested at a net effective yield of 7.86%, (the approximate weighted average yield on all interest earning assets during the period from August 1, 1995 to October 31, 1995) for the period from August 1, 1995 to October 31, 1995, and income so calculated, reduced for income taxes at an assumed effective tax rate of 38.6%, was added to reported net income for the period to obtain the pro forma net income used in the calculation.

(6)  Dividends on Common Stock
     -------------------------

     On January 16, 1997, the Company declared a quarterly cash dividend of $0.03 per share payable on February 18, 1997 to stockholders of record as of January 31, 1997.

(7)  Employee Stock Benefit Plans
     ----------------------------

     At its Annual Meeting on November 21, 1996, stockholders approved the Company's 1996 Recognition and Retention Plan (RRP) and the 1996 Stock Option Plan (the Stock Plan).

     The RRP authorizes the grant of stock to directors and officers of the Company for 87,285 shares. Shares will vest at the rate of 20% of the initially awarded amount per year with the first installment being earned on the first trading day of 1998 and succeeding installments being earned on the first trading day of the following year.

     The Stock Plan authorized the grant of stock to directors and officers for the aggregate of 218,213 of authorized, but unissued shares. Options are exercisable at the market price at the time of grant on a cumulative basis at a rate of 20 percent per year commencing one year from the date of grant and expire 10 years from the date of grant.

(8)  Impact of New Accounting Standards
     ----------------------------------

     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (Statement
125). Statement 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement will require, among other things, that the Company record at fair value, assets and liabilities resulting from a transfer of financial assets. In December 1996, Statement 127 was issued which deferred the effective date of certain provisions of Statement 125 until January 1, 1998 related to repurchase agreements, securities, lending and similar transactions. The Company adopted the provisions of Statement 125 as of January 1, 1997.

                         AMERICAN NATIONAL BANCORP, INC.

                                     ITEM 2

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis covers material changes in the financial condition since July 31, 1996 and material changes in the results of operations for the three and six months ended January 31, 1997 as compared to the same period in 1996. This discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 1996 Annual Report to Stockholders.

Financial Condition
-------------------

     Total assets increased by $31.2 million, or 6.8%, to $492.5 million at January 31, 1997 from $461.3 million at July 31, 1996. Assets increased primarily due to an increase in mortgage loans originated and purchased.
Loans receivable increased by $29.2 million, or 10.5% to $307.2 million from $278.0 million at July 31, 1996. Mortgage-backed securities increased by $2.4 million, or 2.4%, to $102.6 million at January 31, 1997, from $100.2 million at July 31, 1996. Investment securities increased by $3.0 million, or 12.6%, to $27.1 million, at January 31, 1997, from $24.1 million at July 31, 1996, primarily due to the purchase of $3.0 million in FHLB nine-month callable
notes.   Securities available for sale decreased $3.5 million, or 8.6%, to
$36.8 million at January 31, 1997 from $40.3 million at July 31, 1996 due to the sale of securities.

     Deposits increased by $8.6 million, or 2.8%. Advances from the Federal Home Loan Bank of Atlanta increased $23.5 million, or 37.4%. Borrowed funds decreased by $1.2 million, or 3.3%. The net increase is due to the funding of loan originations and loan and security purchases.

     Total stockholders' equity decreased by $2.9 million to $44.4 million at January 31, 1997 compared to $47.3 million at July 31, 1996. This decrease was the result of the Company repurchasing 189,074 shares of common stock for $2.3 million or $12.25 per share, the purchase of 87,285 shares of common stock in the second quarter to fund the 1996 Recognition and Retention Plan which was approved by the stockholders at the November 21, 1996 annual meeting, and quarterly dividends of approximately $216,000 for the six months ended January 31, 1997, partially offset by a decrease in the net unrealized holding loss on securities of $388,000 and net income for the six months of $85,000.

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

     Interest Income. Interest income totalled $9.4 million and $18.3 million for the three and six months ended January 31, 1997, compared to $8.3 million and $16.4 million for the three and six months ended January 31, 1996, respectively. The $1.1 million increase for the three months ended January 31, 1997 compared to the three months ended January 31, 1996 resulted from a $50.0 million, or 11.6%, increase in average interest earning assets to $481.3 million for the three months ended January 31, 1997 and an increase in the yield on average interest earning assets to 7.8% for the three months ended January 31, 1997, from 7.7% for the three months ended January 31, 1996. The increase in average interest earning assets resulted from a $55.4 million, or 22.5%, increase in average loans to $301.8 million from $246.4 million; and a $16.7 million, or 92.8% increase in average investment securities to $34.7 million from $18.0 million, offset by a $23.7 million, or 15.1%, decrease in mortgage-backed securities. The increase in the yield on interest-earning assets was due to increases in the weighted average yield on consumer loans and investment securities offset by decreases in the weighted average yield on mortgage loans and other interest-earning assets.

     The $1.9 million increase for the six months ended January 31, 1997 was due to a $46.5 million, or 10.9%, increase in average interest earning assets to $473.5 for the six months ended January 31, 1997. Average loans increased $54.8 million and average investment securities increased $16.6 million. These increases were offset by a decrease in average mortgage-backed securities of $25.4 million.

     Interest Expense. Interest expense totalled $5.6 million and $11.0 million for the three and six months ended January 31, 1997, compared to $5.1 million and $10.5 million for the three and six months ended January 31, 1996. The $454,000 increase for the three months ended January 31, 1997 was due to a $54.9 million increase in average interest-bearing liabilities offset by a decrease of 25 basis points in the average cost of funds. The $453,000 increase for the six months ended January 31, 1997 compared to the six months ended January 31, 1996 was due to a $38.7 million increase in average interest-bearing liabilities, offset by a decrease of 27 basis points in the average cost of funds. The Company utilized deposits, FHLB advances and other borrowings to fund loan originations and purchases of loans and securities.

     Net Interest Income. Net interest income totalled $3.9 million and $7.4 million for the three and six months ended January 31, 1997 compared to $3.1 million and $5.9 million for the three and six months ended January 31, 1996. The increase in net interest income for the three and six months was primarily due to the results of operations discussed above, which resulted in an increase in the Company's interest rate spread to 2.77% from 2.33% for the three months and 2.66% from 2.33% for the six months.

     Provision for Loan Losses. The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Company's past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of underlying loan collateral, and current and expected future economic conditions. The allowance for loan losses was $4.3 million, or 1.4%, of net loans receivable, at January 31, 1997, compared to $4.4 million, or 1.6% of net loans receivable at July 31, 1996. Nonperforming assets decreased from $4.7 million, or 1.0%, of total assets at July 31, 1996, to $3.4 million, or
 .7% of total assets at January 31, 1997. The provision for loan losses decreased by $80,000 to $420,000 for the six months ended January 31, 1997 from $500,000 for the six months ended January 31, 1996. This decrease reflects management's assessment of loans and its current view of the risk in the Company's loan portfolio based on an evaluation of specific loans in its portfolio, estimated collateral values, historical loss experience, current economic trends, and the existing level of the Company's allowance for loan losses.

     The following table sets forth information regarding nonperforming loans, real estate owned and restructured loans within the meaning of Statement 15, at the dates indicated.

                                                      At              At
                                              January 31, 1997   July 31, 1996
                                              ----------------   -------------
                                                 (Dollars in Thousands)
Nonperforming loans:
   One to four-family residential
     real estate                                 $    942        $    690
   Multifamily residential real
     estate                                         1,566           1,580
   Commercial real estate                             118           1,374
   Construction                                        80               -
   Consumer                                           234             265
                                                 --------        --------
      Total nonperforming loans                     2,940           3,909
Total real estate owned <F1>                          450             766
                                                 --------        --------
      Total nonperforming assets                    3,390           4,675

Restructured loans <F2>                               988           1,636
                                                 --------        --------

Total nonperforming assets and
   restructured loans                            $  4,378         $ 6,311
                                                 ========         =======

Impaired loan balance with a
   valuation allowance of $778,000
   and $1.4 million at January 31, 1997
   and July 31, 1996, respectively               $  1,780         $ 2,953
                                                 ========         =======


Total nonperforming loans to total loans
   receivable                                         .90%          1.31%
Total nonperforming loans to total assets             .60%           .85%
Total nonperforming loans and real estate
   owned to total assets                              .69%          1.01%

<F1>  Represents property acquired by the Company through foreclosure or deed in lieu of foreclosure.
<F2>  All restructured loans are performing in accordance with their restructured payment terms.


     Noninterest Income. Noninterest income, consisting primarily of deposit fees, loan servicing fees, and gains and losses on sales of loans, mortgage-backed securities and investments, totalled $261,000 and $434,000 for the three and six months ended January 31, 1997, compared to $212,000 and $405,000 for the three and six months ended January 31, 1996. The $49,000 and $29,000 increase for the three and six months ended January 31, 1997 is due to increases in deposit fees collected offset by a loss on the sale of mortgage-backed securities for the six months ended January 31, 1997 and no sales of mortgage-backed securities for the three months ended January 31, 1997.

     Noninterest Expense. Noninterest expense, consisting primarily of salaries and employee benefits, occupancy and equipment, federal deposit insurance premiums and provision for losses on investments in real estate ("REO"), totalled $2.7 million and $7.3 million for the three and six months ended January 31, 1997, compared to $2.5 million and $4.9 million for the three and six months ended January 31, 1996. The $198,000 increase in non-interest expense for the three months ended January 31, 1997 was the result of amortization of the 1996 Recognition and Retention Plan, an increase in professional services and additional loss recognized on the investment in a real estate joint venture. These increases were offset by a $70,000 decrease in the Federal deposit insurance premium for the three months ended January 31, 1997.

     The $2.3 million increase for the six months ended January 31, 1997 was due to the results of changes noted above as well as the Federal Deposit Insurance Corporation ("FDIC") one-time special assessment to recapitalize the Savings Association Insurance Fund. On September 30, 1996, legislation was enacted and signed into law which provides a resolution to the disparity in the Bank Insurance Fund/Savings Association Insurance Fund ("SAIF") premiums. In particular, SAIF-insured institutions paid a one-time assessment of 65.7 cents on every $100 of deposits held at March 31, 1995. As a result of the new law, the Company paid approximately $2.1 million. The special assessment is tax deductible, therefore, the cost, net of income tax benefits, is approximately $1.4 million. The Company has made a one-time charge to earnings of this amount for the fiscal quarter ended October 31, 1996. Also, beginning January 1, 1997, the previous annual minimum premium of 23 basis points was reduced to 6.5 basis points.

     Net Income. Net income was $773,000 or $.22 per share for the three months ended January 31, 1997, compared to $431,000 of $.11 per share for the three months ended January 31, 1996. The $342,000 increase in net income was primarily due to an increase in net interest income of $725,000, an increase of noninterest income of $49,000, offset by increases in noninterest expense of $198,000 and income tax expense of $234,000. Net income was $85,000 for the six months ended January 31, 1997 compared to $614,000 for the six months ended January 31, 1996. The $529,000 decrease in net income was primarily due to an increase in noninterest expense of $2.3 million from the FDIC special assessment, partially offset by an increase in net interest income of $1.5 million, a decrease in the provision for loan loss of $80,000, and a decrease in the income tax provision of $223,000. Without the one-time FDIC special assessment, net income for the six months ended January 31, 1997 would have been $1.4 million, or $.40 per share.

Liquidity and Capital Resources
-------------------------------

     The Bank is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision (OTS) regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5%. The Bank's liquidity ratio averaged 6.57% during the month of January 1997. In addition, the Bank is required to maintain short term liquid assets of at least 1% of the Bank's average daily balance of net withdrawable deposit accounts and current borrowings. The Bank adjusts liquidity as appropriate to meet its asset and liability management objectives. At January 31, 1997, the Bank was in compliance with such liquidity requirements.

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

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") requires thrift institutions to maintain certain minimum levels of regulatory capital. The regulatory capital regulations require minimum levels of tangible and core capital of 1.5% and 3%, respectively, of adjusted total assets and risk-based capital of 8% of risk-weighted assets. The Bank was in compliance with the regulatory capital requirements with tangible, core and risk-based capital ratios of approximately 8.19%, 8.19%, and 17.27%, respectively, at January 31, 1997.

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

     The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain defined restrictions, including the requirement to file a capital plan with its primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. To be considered "well capitalized," an institution must generally have a leverage ratio of at least 5%, a tier one risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. The Bank is in the "well capitalized" category at January 31, 1997.

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

     No Form 8-K reports were filed during the period ended January 31, 1997.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                      AMERICAN NATIONAL BANCORP, INC.




Date:  March 14, 1997                 By: /s/ A. Bruce Tucker
       --------------                    ------------------------------------
                                          A. Bruce Tucker
                                          PRESIDENT and
                                          CHIEF EXECUTIVE OFFICER



Date: March 14, 1997                   By: /s/ James M. Uveges
      --------------                      -----------------------------------
                                           James M. Uveges
                                           SENIOR VICE PRESIDENT and
                                           CHIEF FINANCIAL OFFICER