Form 10-Q
period 1997-04-30
AMERICAN NATIONAL BANCORP INC
filed 1997-06-12
CIK 948020

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                         -------------------------------


                                   Form 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 1997

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value--3,613,011 shares as of May 31, 1997.

                   AMERICAN NATIONAL BANCORP, INC.

                              INDEX


                                                                        Page

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Consolidated Statements of Financial Condition                  1
          at April 30, 1997 (unaudited) and July 31, 1996

          Consolidated Statements of Operations (unaudited)               2
          for the Three Months ended April 30, 1997 and 1996
          and for the Nine months ended April 30, 1997 and 1996

          Consolidated Statements of Cash Flows (unaudited)               3
          for the Nine Months ended April 30, 1997 and 1996

          Notes to Unaudited Consolidated Financial Statements            5

          Item 2.   Management's Discussion and Analysis                  7
                    of Financial Condition and Results
                    of Operations


PART II.  OTHER INFORMATION                                              12

                       AMERICAN NATIONAL BANCORP, INC. and SUBSIDIARY
                Consolidated Statements of Financial Condition (Unaudited)

                 Assets                       April 30, 1997  July 31, 1996
-------------------------------------         --------------  -------------
                                                     (In thousands)
Cash:
   On hand and due from banks                 $        3,841    $       2,671
   Interest-bearing deposits                             517            1,837
Federal funds sold                                       903              394
Securities available for sale                         30,781           40,266
Investment securities                                 30,320           24,109
Mortgage-backed securities                           102,630          100,195
Loans receivable, net                                322,805          278,042
Federal Home Loan Bank stock, at cost                  4,370            3,141
Investments in real estate, net                        5,035            5,670
Investments in and advances to real
   estate joint ventures                                 397            1,270
Property and equipment, net                            1,416            1,198
Prepaid expenses and other assets                        511              612
Deferred income taxes                                  1,792            1,866
                                              --------------    --------------
                                              $      505,318    $     461,271
                                              ==============    ==============

 Liabilities and Stockholders' Equity
--------------------------------------
Liabilities:
   Deposits                                   $      329,516    $     313,083
   Borrowed funds                                     40,623           34,445
   Advances from the Federal Home Loan
     Bank of Atlanta                                  81,323           62,824
   Drafts payable                                      1,424              859
   Advance payments by borrowers for taxes
     and insurance                                     5,699            1,760
   Income taxes payable                                  275                -
   Accrued expenses and other liabilities              1,143            1,030
                                              --------------    --------------
     Total Liabilities                               460,003          414,001

Stockholders' Equity:
   Serial preferred stock 1,000,000 shares
     authorized, none issued                               -                -
   Common stock, $.01 par value, 8,000,000
     shares authorized, 3,980,500 shares
     issued and 3,613,011 shares outstanding
     at April 30, 1997                                    40               40
   Additional paid-in capital                         30,636           30,705
   Unearned common stock acquired by
     management recognition and retention
     plans                                              (896)             (77)
   Unearned employee stock ownership plan
     (ESOP) shares                                    (1,489)          (1,629)
   Treasury stock at cost, 367,489 shares
     and 199,025 shares at April 30, 1997
     and July 31, 1996 respectively                   (4,145)          (2,040)
   Retained income - substantially restricted         22,587           21,970
   Net unrealized holding loss on securities,
     net of income taxes                              (1,418)          (1,699)
                                                -------------    -------------

   Total Stockholders' Equity                         45,315           47,270
                                                -------------    -------------
                                                $    505,318     $    461,271
                                                =============    =============

See accompanying notes to unaudited consolidated financial statements.

             AMERICAN NATIONAL BANCORP, INC. and SUBSIDIARY
            Consolidated Statements of Operations (Unaudited)
                                             Nine months ended April 30,
                                                 1997            1996
                                             -----------      ----------
                                        (In thousands, except per share data)
Interest income:
   Loans receivable                          $  19,144        $  15,962
   Mortgage-backed securities                    6,288            7,436
   Investment securities                         1,817              764
   Other                                           574              585
                                             ---------        ---------
     Total interest income                      27,823           24,747

Interest expense:
   Deposits                                     11,562           11,930
   Borrowed funds                                4,926            3,478
                                             ---------        ---------
     Total interest expense                     16,488           15,408
                                             ---------        ---------
     Net interest income                        11,335            9,339

Provision for loan losses                          460              562
                                             ---------        ---------
     Net interest income after
     provision for loan losses                  10,875            8,777


Noninterest income:
   Fees and service charges                        566              449
   Gain (loss) on sales of:
     Loans receivable, net                          24               16
     Mortgage-backed securities, net                (5)              30
     Investment securities, net                    (53)             (14)
   Other                                           112              134
                                             ---------        ---------
     Total noninterest income                      644              615


Noninterest expenses:
   Salaries and employee benefits                3,503            3,228
   Net occupancy                                   986            1,021
   Professional services                           326              286
   Advertising                                     610              517
   Federal deposit insurance premiums            2,405              586
   Furniture, fixtures and equipment               345              226
   Loss on investment in real estate               113              300
   Equity in net loss of real estate
     joint ventures                                363              112
   Other                                         1,263            1,215
                                             ----------       ---------
     Total noninterest expenses                  9,914            7,491
                                             ----------       ---------
     Income before income taxes                  1,605            1,901

Income tax provision                               539              614
                                             ----------       ----------

     Net income                              $   1,066        $   1,287
                                             ==========       ==========

Earnings per common share                    $    0.30              N/A
                                             ==========       ==========
Proforma earnings per common share                 N/A        $    0.40
                                             ==========       ==========
                                            Three months ended April 30,
                                                 1997            1996
                                             -----------      ----------
                                        (In thousands, except per share data)
Interest income:
   Loans receivable                          $   6,582        $   5,508
   Mortgage-backed securities                    2,095            2,395
   Investment securities                           605              213
   Other                                           200              208
                                             ---------        ---------
     Total interest income                       9,482            8,324

Interest expense:
   Deposits                                      3,867            3,841
   Borrowed funds                                1,660            1,059
                                             ---------        ---------
     Total interest expense                      5,527            4,900
                                             ---------        ---------
     Net interest income                         3,955            3,424

Provision for loan losses                           40               62
                                             ---------        ---------
     Net interest income after
     provision for loan losses                   3,915            3,362


Noninterest income:
   Fees and service charges                        177              157
   Gain (loss) on sales of:
     Loans receivable, net                           2                2
     Mortgage-backed securities, net                59               13
     Investment securities, net                    (53)             (18)
   Other                                            25               56
                                             ---------        ---------
     Total noninterest income                      210              210


Noninterest expenses:
   Salaries and employee benefits                1,176            1,077
   Net occupancy                                   340              347
   Professional services                           119              103
   Advertising                                     196              166
   Federal deposit insurance premiums               24              182
   Furniture, fixtures and equipment               119               79
   Loss on investment in real estate                27              188
   Equity in net loss of real estate
     joint ventures                                226                -
   Other                                           422              410
                                             ----------       ---------
     Total noninterest expenses                  2,649            2,552
                                             ----------       ---------
     Income before income taxes                  1,476            1,020

Income tax provision                               495              347
                                             ----------       ----------

     Net income                              $     981        $     673
                                             ==========       ==========

Earnings per common share                    $    0.28        $    0.18
                                             ==========       ==========
Proforma earnings per common share                 N/A              N/A
                                             ==========       ==========

See accompanying notes to unaudited consolidated financial statements.

                  AMERICAN NATIONAL BANCORP, INC. and SUBSIDIARY
                 Consolidated Statements of Cash Flows (Unaudited)
                                                Nine months ended April 30,
                                                     1997            1996
                                                -------------     -----------
                                                         (In thousands)
Cash flows from operating activities:
   Net income                                     $    1,066      $    1,287
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation and amortization                     405             397
       Noncash compensation under stock-
         based benefit plans                             388             114
       Amortization of loan fees                        (315)           (303)
       Amortization of premiums and
         discounts, net                                  276            (154)
       Provision for losses on loans
         and investments in real estate                  460             720
       Loss (gain) on sales of assets, net                34             (32)
       Loans originated for sale                      (4,540)         (3,258)
       Sales of loans originated for sale              3,163           2,801
       Deferred income taxes                            (111)            506
       Decrease (increase) in prepaid
         expenses and other assets                       101             (23)
       Increase (decrease) in accrued expenses
         and other liabilities                           113            (198)
       Decrease (increase) in income taxes
         payable                                         275            (270)
       Other, net                                       (661)             48
                                                   ----------      ----------
Net cash provided by operating activities                654           1,635
                                                   ----------      ----------

Cash flows from investing activities:
   Sales of investment securities
     available for sale                                2,947             969
   Purchases of investment securities
     available for sale                                    -          (2,000)
   Repayments of mortgage-backed securities
     available for sale                                2,860           2,502
   Sales of mortgage-backed securities
     available for sale                                6,857          41,041
   Purchases of mortgage-backed securities
     available for sale                               (3,164)        (10,988)
   Maturities of investment securities                 3,000          11,000
   Purchases of investment securities                 (9,040)        (13,265)
   Repayments of mortgage-backed securities            3,462           6,750
   Purchases of mortgage-backed securities            (5,984)        (19,198)
   Loan principal repayments                          34,792          31,824
   Loan originations                                 (58,231)        (58,849)
   Loan purchases                                    (20,751)        (11,363)
   Increase in deferred loan fees, net                   455             442
   Decrease in investments in real estate              1,134           2,722
   Decrease in investments in and advances
     to real estate joint ventures                     1,236             865
   Purchases of property and equipment                  (623)           (452)
   Federal Home Loan Bank stock purchases, net        (1,229)              -
                                                  -----------     -----------
Net cash used in investing activities                (42,279)        (18,000)
                                                  -----------     -----------

                                                                  (continued)

                  AMERICAN NATIONAL BANCORP, INC. and SUBSIDIARY
                 Consolidated Statements of Cash Flows (Unaudited)
                                                 Nine months ended April 30,
                                                     1997            1996
                                                  -----------     -----------
                                                         (In thousands)
Cash flows from financing activities:
   Net increase in deposits                       $   16,433      $    1,889
   Net increase (decrease) in borrowed funds           6,178          (1,617)
   Proceeds from Federal Home Loan Bank
     advances                                        120,276         171,597
   Repayment of Federal Home Loan Bank
     advances                                       (101,777)       (172,751)
   Increase in drafts payable                            565             311
   Increase in advance payments by borrowers
     for taxes and insurance                           3,939           3,562
   Proceeds from issuance of common stock,
     net of expenses                                       -          21,040
   Proceeds from exercise of stock options               106               -
   Common stock acquired by ESOP                           -          (1,746)
   Cash dividends paid                                  (324)            (92)
   Purchase of treasury stock                         (2,316)              -
   Purchase of stock to fund 1996 Recognition
     and Retention Plan                               (1,096)              -
                                                  -----------     -----------
Net cash provided by financing activities             41,984          22,193
                                                  -----------     ----------

Net increase in cash and cash equivalents                359           5,828

Cash and cash equivalents at beginning of
   period                                              4,902           5,360
                                                  -----------     -----------

Cash and cash equivalents at end of period        $    5,261      $   11,188
                                                  ===========     ===========


Supplemental information:
   Interest paid on deposits and borrowed
     funds                                        $   16,450      $   15,151
   Income taxes paid, net                                346             297
                                                  ==========      ============


Noncash activities:  Loans transferred to
   real estate acquired through foreclosure       $      499      $    2,363
                                                  ==========      ===========

See accompanying notes to unaudited consolidated financial statements.

                AMERICAN NATIONAL BANCORP, INC. AND SUBSIDIARY

             Notes to Consolidated Financial Statements (Unaudited)
                                  April 30, 1997


(1)  Basis of Presentation
     -----------------------

     The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary, in the opinion of management, to fairly reflect the Company's financial position, results of operations and cash flows for the periods presented. The statements have been prepared using the accounting policies described in the July 31, 1996 Annual Financial Statements. The results of operations for the three and nine months ended April 30, 1997 are not necessarily indicative of the results which may be expected for the entire year.

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

(5)  Earnings Per Common Share
     -------------------------

     Earnings per share were computed by dividing net income for the three and nine months ended April 30, 1997 by the weighted average number of shares of common stock and common stock equivalents outstanding for the three months ended (3,571,856 shares) and for the nine months ended (3,574,933 shares), respectively. ESOP shares that have not been committed to be released are not considered outstanding for the computation of earnings per share in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP 93-6"). Shares granted but not yet issued under the Company's stock option plans are considered common stock equivalents for earnings per share calculations.

     Without the one-time Federal Deposit Insurance Corporation (FDIC) special assessment, earnings per share for the nine months ended April 30, 1997 would have been income of $.68 per share. See Management's Discussion and Analysis
- Noninterest Expense.

     Earnings per share information for the three months ended April 30, 1996 was computed by dividing the net income for the three months ended April 30, 1996 by the weighted average number of shares of common stock outstanding during the period of 3,810,294 shares.

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

(6)  Dividends on Common Stock
     -------------------------

     On April 17, 1997, the Company declared a quarterly cash dividend of $0.03 per share payable on May 16, 1997 to stockholders of record as of April 30, 1997.

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

(8)  Impact of New Accounting Standards
     ----------------------------------

     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (Statement
125). Statement 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement requires, among other things, that the Company record at fair value, assets and liabilities resulting from a transfer of financial assets. In December 1996, Statement 127 was issued which deferred the effective date of certain provisions of Statement 125 until January 1, 1998 related to repurchase agreements, securities, lending and similar transactions. The Company adopted the provisions of Statement 125 as of January 1, 1997 and there was no significant impact on operations as a result of the adoption of this Statement.

                          AMERICAN NATIONAL BANCORP, INC.

                                    ITEM 2

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis covers material changes in the financial condition since July 31, 1996 and material changes in the results of operations for the three and nine months ended April 30, 1997 as compared to the same period in 1996. This discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 1996 Annual Report to Stockholders.


Financial Condition
-------------------

     Total assets increased by $44.0 million, or 9.5%, to $505.3 million at April 30, 1997 from $461.3 million at July 31, 1996. Assets increased primarily due to an increase in mortgage loans originated and purchased.
Loans receivable increased by $44.8 million, or 16.1% to $322.8 million from $278.0 million at July 31, 1996. Mortgage-backed securities increased by $2.4 million, or 2.4%, to $102.6 million at April 30, 1997, from $100.2 million at July 31, 1996. Investment securities increased by $6.2 million, or 25.8%, to $30.3 million, at April 30, 1997, from $24.1 million at July 31, 1996. Securities available for sale decreased $9.5 million, or 23.6%, to $30.8 million at April 30, 1997 from $40.3 million at July 31, 1996 due to the sale of securities.

     Deposits increased by $16.4 million, or 5.2%. Borrowed funds increased by $6.2 million, or 17.9%. Advances from the Federal Home Loan Bank of
Atlanta increased $18.5 million, or 29.4%.   The increases are due to the
funding of loan originations and loan and security purchases.

     Total stockholders' equity decreased by $2.0 million to $45.3 million at April 30, 1997 compared to $47.3 million at July 31, 1996. This decrease was the result of the Company repurchasing 189,074 shares of common stock for $2.3 million or $12.25 per share, the purchase of 87,285 shares of common stock in the second quarter to fund the 1996 Recognition and Retention Plan which was approved by the stockholders at the November 21, 1996 annual meeting, and quarterly dividends of approximately $324,000 for the nine months ended April 30, 1997, partially offset by a decrease in the net unrealized holding loss on securities of $281,000 and net income for the nine months of $1.1 million.


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

     Interest Income. Interest income totalled $9.5 million and $27.8 million for the three and nine months ended April 30, 1997, compared to $8.3 million and $24.7 million for the three and nine months ended April 30, 1996, respectively. The $1.2 million increase for the three months ended April 30, 1997 compared to the three months ended April 30, 1996 primarily resulted from a $46.6 million, or 10.5%, increase in average interest earning assets to $489.8 million for the three months ended April 30, 1997 and an increase in the yield on average interest earning assets to 7.7% for the three months ended April 30, 1997, from 7.5% for the three months ended April 30, 1996.
The increase in average interest earning assets resulted from a $55.9 million, or 21.7%, increase in average loans to $314.2 million from $258.3 million; and a $19.2 million, or 137.1% increase in average investment securities to $33.2 million from $14.0 million, offset by a $28.3 million, or 17.8%, decrease in average mortgage-backed securities. The increase in the yield on interest-earning assets was due to increases in the weighted average yield on consumer loans and investment and mortgage-backed securities partially offset by decreases in the weighted average yield on mortgage loans and other interest-earning assets.

     The $3.1 million increase for the nine months ended April 30, 1997 was due to a $46.5 million, or 10.7%, increase in average interest earning assets to $478.8 million for the nine months ended April 30, 1997 and an increase of eleven (11) basis points in the yield on average interest earning assets to 7.7%. Average loans increased $55.1 million and average investment securities increased $17.5 million. These increases were offset by a decrease in average mortgage-backed securities of $26.3 million.

     Interest Expense. Interest expense totalled $5.5 million and $16.5 million for the three and nine months ended April 30, 1997, compared to $4.9 million and $15.4 million for the three and nine months ended April 30, 1996. The $627,000 increase for the three months ended April 30, 1997 was due to a $43.1 million increase in average interest-bearing liabilities and an increase of 9 basis points in the average cost of funds. The $1.1 million increase for the nine months ended April 30, 1997 compared to the nine months ended April 30, 1996 was due to a $42.8 million increase in average interest-bearing liabilities, offset by a decrease of 18 basis points in the average cost of funds. The Company utilized deposits, FHLB advances and other borrowings to fund loan originations and purchases of loans and securities.

     Net Interest Income. Net interest income totalled $4.0 million and $11.3 million for the three and nine months ended April 30, 1997 compared to $3.4 million and $9.3 million for the three and nine months ended April 30, 1996. The increase in net interest income for the three and nine months was primarily due to the results of operations discussed above, which resulted in an increase in the Company's interest rate spread to 2.78% from 2.64% for the three months and 2.70% from 2.40% for the nine months.

     Provision for Loan Losses. The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Company's past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of underlying loan collateral, and current and expected future economic conditions. The allowance for loan losses was $3.8 million, or 1.2%, of net loans receivable, at April 30, 1997, compared to $4.4 million, or 1.6% of net loans receivable at July 31, 1996. Nonperforming assets decreased from $4.7 million, or 1.0%, of total assets at July 31, 1996, to $2.9 million, or .6% of total assets at April 30, 1997. The provision for loan losses decreased by $102,000 to $460,000 for the nine months ended April 30, 1997 from $562,000 for the nine months ended April 30, 1996. This decrease reflects the results of management's evaluations mentioned above.

     The following table sets forth information regarding nonperforming loans, real estate owned and restructured loans within the meaning of Statement 15, at the dates indicated.

                                                      At              At
                                              April 30, 1997     July 31, 1996
                                              --------------     -------------
                                                 (Dollars in Thousands)
Nonperforming loans:
   One to four-family residential
     real estate                                 $    806        $    690
   Multifamily residential real
     estate                                         1,487           1,580
   Commercial real estate                              75           1,374
   Construction loans                                 215               -
   Consumer loans                                     218             265
                                                 --------        --------
      Total nonperforming loans                     2,801           3,909
Total real estate owned <F1>                          141             766
                                                 --------        --------
      Total nonperforming assets                    2,942           4,675

Restructured loans <F2>                               780           1,636
                                                 --------        --------

Total nonperforming assets and
   restructured loans                            $  3,722         $ 6,311
                                                 ========         =======

Impaired loan balance with a
   valuation allowance of $498,000
   and $1.4 million at April 30, 1997
   and July 31, 1996, respectively               $  1,500         $ 2,953
                                                 ========         =======


Total nonperforming loans to total loans
   receivable                                         .82%          1.31%
Total nonperforming loans to total assets             .55%           .85%
Total nonperforming loans and real estate
   owned to total assets                              .58%          1.01%

<F1>  Represents property acquired by the Company through foreclosure or deed in lieu of foreclosure.
<F2>  All restructured loans are performing in accordance with their restructured payment terms.

     Noninterest Income. Noninterest income, consisting primarily of deposit fees, loan servicing fees, and gains and losses on sales of loans, mortgage-backed securities and investments, totalled $210,000 and $644,000 for the three and nine months ended April 30, 1997, compared to $210,000 and $615,000 for the three and nine months ended April 30, 1996. The $29,000 increase for nine months ended April 30, 1997 is due to increases in deposit fees collected partially offset by the loss on the sale of mortgage-backed and investment securities for the nine months ended April 30, 1997.

     Noninterest Expense. Noninterest expense, consisting primarily of salaries and employee benefits, occupancy and equipment, federal deposit insurance premiums and provision for losses on investments in real estate ("REO"), totalled $2.6 million and $9.9 million for the three and nine months ended April 30, 1997, compared to $2.6 million and $7.5 million for the three and nine months ended April 30, 1996. The increases in non-interest expense for the three months ended April 30, 1997 were the result of amortization of the 1996 Recognition and Retention Plan, an increase in professional services and additional loss recognized on the investment in a real estate joint venture, and were partially offset by a $158,000 decrease in the Federal deposit insurance premium.

     The $2.4 million increase for the nine months ended April 30, 1997 was due to the results of changes noted above as well as the Federal Deposit Insurance Corporation ("FDIC") one-time special assessment to recapitalize the Savings Association Insurance Fund. On September 30, 1996, legislation was enacted and signed into law which provided a resolution to the disparity in the Bank Insurance Fund/ Savings Association Insurance Fund ("SAIF") premiums. In particular, SAIF-insured institutions paid a one-time assessment of 65.7 cents on every $100 of deposits held at March 31, 1995. As a result of the new law, the Company paid approximately $2.1 million. The special assessment is tax deductible, therefore, the cost, net of income tax benefits, is approximately $1.4 million. The Company has made a one-time charge to earnings of this amount for the fiscal quarter ended October 31, 1996. Also, beginning January 1, 1997, the previous annual minimum premium of 23 basis points was reduced to 6.5 basis points.

     Net Income. Net income was $981,000 or $.28 per share for the three months ended April 30, 1997, compared to $673,000 or $.18 per share for the three months ended April 30, 1996. The $308,000 increase in net income was primarily due to an increase in net interest income of $531,000 and a decrease in the provision for loan loss of $22,000, partially offset by increases in noninterest expense of $97,000 and income tax expense of $148,000. Net income was $1.1 million for the nine months ended April 30, 1997 compared to $1.3 million for the nine months ended April 30, 1996. The $221,000 decrease in net income was primarily due to an increase in noninterest expense of $2.4 million from the FDIC special assessment, partially offset by an increase in net interest income of $2.0 million, a decrease in the provision for loan loss of $102,000, an increase in noninterest income of $29,000, and a decrease in the income tax provision of $75,000. Without the one-time FDIC special assessment, net income for the nine months ended April 30, 1997 would have been $2.4 million, or $.68 per share.

Liquidity and Capital Resources
-------------------------------

     The Bank is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision (OTS) regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5%. The Bank's liquidity ratio averaged 3.51% during the month of April 1997 due to securities pledged against short term borrowings. The securities were released on May 30, 1997 and the Bank is currently in compliance with the liquidity ratio. In addition, the Bank is required to maintain short term liquid assets of at least 1% of the Bank's average daily balance of net withdrawable deposit accounts and current borrowings. The Bank adjusts liquidity as appropriate to meet its asset and liability management objectives. At April 30, 1997, the Bank was in compliance with such liquidity requirements.

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

     Regulatory capital regulations require minimum levels of tangible and core capital of 1.5% and 3%, respectively, of adjusted total assets and risk-based capital of 8% of risk-weighted assets. The Bank was in compliance with the regulatory capital requirements with tangible, core and risk-based capital ratios of approximately 8.26%, 8.26%, and 17.37%, respectively, at April 30, 1997. Also, the Bank is in the "well capitalized" category at April 30, 1997 under the regulatory framework for prompt corrective action.

Impact of New Accounting Standards
----------------------------------

     Stock-Based Compensation. In November 1995, the FASB issued Statement of Financial Accounting Standards No. 123 Accounting for Awards of Stock-Based Compensation to Employees (Statement 123). Statement 123 is effective for years beginning after December 15, 1995. The Statement defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for an employee stock option or similar equity instrument, and for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25). Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Most fixed stock option plans, the most common type of stock compensation plan, have no intrinsic value at grant date, and under Opinion 25 no compensation cost is recognized for them. Compensation cost is recognized for other types of stock based compensation plans under Opinion 25, including plans with variable, usually performance-based features. Statement 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. Management adopted the provisions of Statement 123 as of August 1, 1996 using the intrinsic value-based method and believes that the adoption will not have a material impact on the Company's financial statements. The Company will provide disclosure about its stock based employee compensation plans in its 1997 financial statements, as required by Statement 123.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards 128, Earnings Per Share (Statement 128). Statement 128 is effective for fiscal years ending after December 15, 1997. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Management has not determined when it will adopt the provision of Statement 128 but believes that the adoption of Statement 128 will not have a material impact on the Company's financial statements.

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

     No Form 8-K reports were filed during the period ended April 30, 1997.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                      AMERICAN NATIONAL BANCORP, INC.




Date:  June 12, 1997                 By: /s/ A. Bruce Tucker
       --------------                    ------------------------------------
                                          A. Bruce Tucker
                                          PRESIDENT and
                                          CHIEF EXECUTIVE OFFICER



Date:  June 12, 1997                  By: /s/ James M. Uveges
      --------------                      -----------------------------------
                                           James M. Uveges
                                           SENIOR VICE PRESIDENT and
                                           CHIEF FINANCIAL OFFICER