Form 10-K/A
period 1996-07-31
AMERICAN NATIONAL BANCORP INC
filed 1997-10-10
CIK 948020

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K/A
                        (Amendment No. 1)

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 [FEE REQUIRED]
     For the Fiscal Year Ended July 31, 1996
                               OR
[  ] Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 [NO FEE REQUIRED]

     For the transition period from --------------- to  ---------
     ---------------------

                 Commission File Number: 0-26870

                 AMERICAN NATIONAL BANCORP, INC.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

              Delaware                  52-1943817
-----------------------------------------------------------------
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)     Identification Number)

211 North Liberty Street, Baltimore, Maryland         21201
-----------------------------------------------------------------
  (Address of Principal Executive Offices)           Zip Code

                         (410) 752-0400
                 (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:     None

Securities Registered Pursuant to Section 12(g) of the Act:
             Common Stock, par value $.01 per share
             --------------------------------------
                        (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days.  YES /X/   NO / /

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

               DOCUMENTS INCORPORATED BY REFERENCE

1.  Annual Report to Stockholders for the fiscal year ended July
    30, 1996 (Parts II and IV).

2.  Proxy Statement for the November 21, 1996 Annual Meeting of
    Stockholders (Part III).

    This Form 10-K/A (Amendment No. 1) is being filed to include the signature of the Registrant's independent auditor on the auditors' report.

                             PART II

ITEM 8.  Financial Statements and Supplementary Data

    The sections titled "Consolidated Statements of Financial Condition," "Consolidated Statements of Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" of the 1996 Annual Report to Stockholders are incorporated herein by reference. The audit report of the Company's independent auditors contained in Exhibit 99 is incorporated herein by reference.

                             PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
         From 8-K

    (a)(3)  Exhibits


                                               Reference to Prior
                                               Filing or Exhibit
Regulation S-K                                  Number Attached
Exhibit Number     Document                          Hereto

99                 Additional Exhibits--Auditors'    99
                     Report



                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             AMERICAN NATIONAL BANCORP, INC.


Date: October 6, 1997        By:  /s/ A. Bruce Tucker
                                  ------------------------------
                                  A. Bruce Tucker, President,
                                   Chief Executive Officer and
                                   Director


Date: October 6, 1997        By:  /s/ James M. Uveges
                                  ------------------------------
                                  James M. Uveges, Senior Vice
                                   President and Chief Financial
                                   Officer (principal accounting
                                   officer)

                           EXHIBIT 99
                        AUDITORS' REPORT