Form 10-K405
period 1997-07-31
AMERICAN NATIONAL BANCORP INC
filed 1997-10-29
CIK 948020

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED]
     For the Fiscal Year Ended July 31, 1997
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED]

     For the transition period from                 to
                                    ---------------     ---------------------

                        COMMISSION FILE NUMBER: 0-26870

                        AMERICAN NATIONAL BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               52-1943817
-------------------------------                           ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification Number)

211 NORTH LIBERTY STREET, BALTIMORE, MARYLAND                     21201
---------------------------------------------                    --------
 (Address of Principal Executive Offices)                        Zip Code

                                (410) 752-0400
                        -------------------------------
                        (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:  NONE

Securities Registered Pursuant to
Section 12(g) of the Act:  COMMON STOCK, PAR VALUE $.01 PER SHARE
                           --------------------------------------
                                      (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES  X    NO      .
                                      ------   ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

     As of September 30, 1997, there was issued and outstanding 3,613,011 shares of the Registrant's Common Stock.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, which amount includes voting stock held by officers and directors, computed by reference to the last sale price on September 30, 1997, as reported by the Nasdaq National Market, was approximately $72.9 million.

                                    PART I
                                    ------

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

     The Company employs executive officers and a support staff if and as the need arises. Such personnel are provided by the Bank and are not paid separate remuneration for such services. The Company reimburses the Bank for the use of Bank personnel. The Company leases office space from and utilizes the premises, equipment and furniture of the Bank, and reimburses the Bank for rent, services, equipment, supplies and facilities provided. The Company's lending, gathering of deposits, and other operations are discussed herein on a consolidated basis, and are primarily conducted through the Bank. At July 31, 1997, the Company had total consolidated assets of $502.1 million, total consolidated deposits of $329.7 million, and consolidated stockholders' equity of $46.9 million. The Company's executive office is located at 211 North Liberty Street, Baltimore, Maryland 21201 and its telephone number is (410) 752-0400.

AMERICAN NATIONAL SAVINGS BANK, F.S.B.

     The Bank is a federally chartered stock savings bank headquartered in Baltimore, Maryland. The Bank conducts operations through ten full-service offices in its market area consisting of Baltimore City and parts of the Maryland counties of Baltimore, Howard, Harford, Anne Arundel, and Carroll. The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits together with other funds, in loans collateralized by one- to four-family residential real estate, mortgage-backed securities, and, to a lesser extent, construction and land development loans, consumer loans and investment securities. In the past, the Bank also actively originated multifamily residential real estate loans and commercial real estate loans; however, originations of such loans have decreased significantly in recent years as the Bank has sought to reduce the credit risk and losses in its loan portfolio. The Bank also has reduced its involvement in real estate joint ventures due to economic conditions and changes in regulatory capital requirements.

RECENT DEVELOPMENTS

     On June 23, 1997, the Company entered into an Agreement and Plan of Reorganization, dated as of June 23, 1997, and a related Plan of Merger (together, the "Agreement"), by and among Crestar Financial Corporation, a Virginia corporation ("Crestar"), Crestar Bank, a Virginia banking corporation wholly-owned by Crestar ("Crestar Bank"), the Company and the Bank, pursuant to which, among other things, the Company will merge with and into Crestar (the "Holding Company Merger"). Immediately thereafter, the Bank will merge into Crestar Bank (the "Bank Merger") (the Holding Company Merger and the Bank Merger are referred to together as the "Transaction"). Upon consummation of the Holding Company Merger, expected to occur no earlier than November 6, 1997 and prior to December 31, 1997, each share of the Company's Common Stock (other than shares held directly by Crestar) shall be converted into (upon an American National shareholder's election) either (i) $20.25 in cash (provided that in the aggregate the number of shares that may be exchanged for cash shall not exceed 40% of the number of outstanding shares of American National Common Stock immediately prior to the effective time (the "Effective Time") of the Holding Company Merger) or (ii) a fraction of a share of common stock of Crestar, par value $5.00 per share

("Crestar Common Stock") determined in accordance with the Exchange Ratio. The "Exchange Ratio" shall be calculated as follows: (i) if the average closing price of Crestar Common Stock as reported on the New York Stock Exchange (the "NYSE") for each of the 10 trading days ending on the tenth day prior to the Effective Time of the Holding Company Merger (the "Average Closing Price") is between $30 and $50, the Exchange Ratio shall be the quotient (rounded to the nearest one-thousandth) of (A) $20.25 divided by (B) the Average Closing Price;
(ii) if the Average Closing Price is $50 or greater, the Exchange Ratio shall be 0.405; and (iii) if the Average Closing Price is $30 or less, the Exchange Ratio shall be 0.675. A Special Meeting of Shareholders of American National will be held on November 4, 1997 to consider and vote upon the Transaction.

MARKET AREA

     The Company's market area comprises Baltimore City and parts of Baltimore, Howard, Harford, Anne Arundel and Carroll counties, which are part of the Baltimore metropolitan area. Baltimore City is located approximately 30 miles from Washington, D.C., and is part of the Washington-Baltimore Metropolitan Statistical Area. The Company's market area has a diverse base, although it has been significantly influenced by the federal government and the defense industry. The Federal Government continues to be one of the area's largest employers. Headquartered within the Company's market area are a number of Federal Government agencies, including the Social Security Administration and the Health Care Financing Administration. Other major employers and industries within the Company's market area include General Motors Truck and Bus Group, Pepsi-Cola Company, Black and Decker Corporation, Sweetheart Cup Company, Inc., John Hopkins University, the University of Maryland-Baltimore, McCormick and Company, Inc., Bethlehem Steel Corp., Martin Marietta Aero and Naval Systems, Northrop-Grumman, Fort Meade, Proctor and Gamble Cosmetic and Fragrance Products, The Baltimore Sun, Baltimore Gas and Electric Company, Giant Food, Inc., Bell Atlantic, Blue Cross and Blue Shield of Maryland, USF&G Corporation, Crown Central Petroleum, and The Ryland Group, Inc. The Baltimore metropolitan area also has an active tourism industry, and is home to the Baltimore Orioles professional baseball team and Oriole Park at Camden Yards, the Baltimore Ravens professional football team, the Inner Harbor, and the Baltimore Aquarium. As of 1990, the population of the Baltimore metropolitan area was approximately two million.

LENDING ACTIVITIES

     Loan and Mortgage-Backed Securities Portfolio Composition. The principal components of the Company's loan portfolio are conventional first mortgage loans secured by one- to four-family residential real estate and, to a lesser extent, multifamily residential real estate and commercial real estate loans. At July 31, 1997, the Company's total loan portfolio totaled $349.2 million, of which $221.6 million, or 63.5%, were one- to four-family residential real estate mortgage loans, $30.2 million, or 8.7%, were multifamily residential real estate loans, and $35.1 million, or 10.0%, were commercial real estate loans. The remainder of the Company's mortgage loans at July 31, 1997, consisted of $39.6 million of construction and land development loans. To supplement its loan portfolio, the Company also invests in mortgage-backed securities that directly or indirectly provide funds principally for residential mortgage loans made to home buyers in the United States. See "--Investment Activities." Consumer loans, consisting of home-equity loans, loans collateralized by deposit accounts and other loans totaled $20.8 million, or 6.0%, of the Company's total loan portfolio.

     Analysis of Loan and Mortgage-Backed Securities Portfolio. Set forth below are selected data relating to the composition of the Company's loan portfolio by type of loan, and mortgage-backed securities portfolio, as of the dates indicated.


                                                                             AT JULY 31,
                             ------------------------------------------------------------------------------------------------------
                                    1997                  1996                  1995                1994                1993
                             -------------------  ---------------------  ------------------  ------------------  ------------------
                              AMOUNT    PERCENT     AMOUNT     PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT
                             --------  ---------  -----------  --------  --------  --------  --------  --------  --------  --------
                                                                     (DOLLARS IN THOUSANDS)

Real estate loans:
    One- to four-family
     residential...........  $221,604      63.5%     $168,698     56.5%  $135,616     55.4%  $114,181     52.9%  $107,883     47.1%
    Multifamily residential    30,230       8.7        35,930     12.0     39,361     16.1     38,886     18.0     43,913     19.2
    Commercial.............    35,071      10.0        37,695     12.6     38,894     15.9     41,747     19.4     48,812     21.3
    Construction (1).......    39,611      11.3        37,503     12.6     16,471      6.7      9,964      4.6     16,164      7.1
                             --------  --------      --------   ------   --------   ------   --------   ------   --------    -----
       Total real estate
        loans..............   326,516      93.5       279,826     93.7    230,342     94.1    204,778     94.9    216,772     94.7

Consumer loans:
    Home equity............     7,229       2.1         6,775      2.3      6,201      2.5      5,899      2.7      6,275      2.7
    Other (2)..............    13,591       3.9        10,345      3.5      6,805      2.8      3,758      1.8      4,587      2.0
                             --------  --------      --------   ------   --------   ------   --------   ------   --------    -----
        Total consumer
         loans.............    20,820       6.0        17,120      5.8     13,006      5.3      9,657      4.5     10,862      4.7
                             --------  --------      --------   ------   --------   ------   --------   ------   --------    -----

Accrued interest receivable     1,898        .5         1,547       .5      1,323       .6      1,278       .6      1,394       .6
                             --------  --------      --------   ------   --------   ------   --------   ------   --------    -----

        Total loans
         receivable........   349,234     100.0%      298,493    100.0%   244,671    100.0%   215,713    100.0%   229,028    100.0%
                             --------  ========      --------   ======   --------   ======   --------   ======   --------    =====

Less:
    Undisbursed loan
     proceeds..............    11,958                  14,837               5,138               2,513               3,786
    Unearned loan fees.....     1,342                   1,202               1,083                 989               1,321
    Allowance for loan
     losses................     3,647                   4,412               6,361               3,669               2,326
                             --------                --------            --------            --------            --------
        Total loans
         receivable, net...  $332,287                $278,042            $232,089            $208,542            $221,595
                             ========                ========            ========            ========            ========

Mortgage-backed securities
 (3).......................  $126,563                $133,466            $159,805            $160,139            $119,815
                             ========                ========            ========            ========            ========

---------------------------
(1) Includes land development loans of $20.5 million, $14.2 million, $10.9 million, $5.2 million and $9.7 million at July 31, 1997, 1996, 1995, 1994 and 1993, respectively.
(2) Includes passbook loans, second mortgage loans, automobile loans and unsecured lines of credit.
(3) Includes $25.2 million, $33.3 million, $3.0 million, $42.3 million and $17.9 million of mortgage-backed securities available for sale at July 31, 1997, 1996, 1995, 1994, and 1993, respectively. See Note 2 to Consolidated Financial Statements.

     Loan Maturity Schedule. The following table sets forth the maturity or period of repricing of the Company's portfolio at July 31, 1997. Demand loans, loans having no stated schedule of repayments, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans are included in the period in which the final contractual repayment is due.


                                                                                   BEYOND
                                      WITHIN     1-3      3-5      5-10    10-20     20
                                      1 YEAR    YEARS    YEARS    YEARS    YEARS    YEARS      TOTAL
                                     --------  -------  -------  -------  -------  -------   --------
                                                              (IN THOUSANDS)
Real estate loans:
  One- to four-family residential..  $ 42,978  $17,566  $43,723  $34,834  $24,355  $58,148   $221,604
  Multifamily residential..........     5,962    8,815    6,238    5,233    3,008      974     30,230
  Commercial.......................    10,629   13,494    3,059    4,133    2,822      934     35,071
  Construction (1).................    32,677    6,793      141       --       --       --     39,611
 Consumer loans....................     9,060    2,107    6,082    1,088    2,135      348     20,820
   Accrued interest receivable.....     1,898       --       --       --       --       --      1,898
                                     --------  -------  -------  -------  -------  -------   --------

    Total..........................  $103,204  $48,775  $59,243  $45,288  $32,320  $60,404   $349,234
                                     ========  =======  =======  =======  =======  =======   ========

------------------------------------
(1)Includes land development loans.


     Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at July 31, 1997, the dollar amount of all fixed-rate and adjustable-rate loans due or scheduled next to reprice after July 31, 1998.


                                      FIXED    ADJUSTABLE   TOTAL
                                     --------  ----------  --------
                                             (IN THOUSANDS)

Real estate loans:
  One- to four-family residential..  $119,770     $58,856  $178,626
  Multifamily residential..........    17,340       6,928    24,268
  Commercial.......................    14,337      10,105    24,442
  Construction (1).................        --       6,934     6,934
Consumer loans.....................    11,760          --    11,760
                                     --------     -------  --------
    Total..........................  $163,207     $82,823  $246,030
                                     ========     =======  ========

-----------------------------
(1)Includes land development loans.


     One- to Four-Family Residential Real Estate Loans. The Company's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans collateralized by properties located in the Company's market area. The Company generally does not originate one- to four-family residential loans collateralized by properties outside of its market area, although from time to time the Company may purchase loans collateralized by properties outside the Company's market area if such loans satisfy the Company's internal underwriting standards. At July 31, 1997, $221.6 million, or 63.5% of the Company's total loan portfolio consisted of one- to four-family residential mortgage loans, and approximately $215.6 million, or 97.3%, of the Company's one-to four-family residential real estate loans were collateralized by real estate located in the state of Maryland.

     The Company's one- to four-family residential real estate loans generally are originated and underwritten according to standards that qualify such loans to be included in Freddie Mac ("FHLMC") and Fannie Mae ("FNMA") purchase and guaranty programs and that otherwise permit resale in the secondary mortgage market. The Company generally retains its adjustable rate mortgage ("ARM") originations. Whether the Company can or will sell fixed rate loans into the secondary market, however, depends on a number of factors including the yield and the term of the loan, market conditions, and the Company's current interest rate gap position. For example, in the current interest rate environment, fixed rate loans with terms of less than 15 years and with above-market yields are currently retained by the Company. During the fiscal years ended July 31, 1997, 1996, and 1995, the Company sold into the secondary market $4.5 million, $4.2 million and $2.2 million of one- to four-family residential mortgage loans, generally from current period originations. From time to time, the Company may also exchange one- to four-family residential real estate loans for FNMA securities. As of July 31, 1997, the Company had no such securities in its portfolio.

     The Company generally retains the servicing rights on loans it has sold. The Company receives fees for these servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments on behalf of the borrowers. As of July 31, 1997, the Company serviced loans for others aggregating $49.5 million.

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

     Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company's interest rate gap position, and loan products offered by the Company's competitors. The Company's ARM loans are generally for terms of 30 years, with interest rates that adjust annually. In some instances, the Company offers three and five year ARM loans. Interest rate adjustments, are limited to 2% per year and 6% over the life of the loan. The Company's current index on its ARM loans is the one year Treasury Bill rate, plus a margin. The Company will originate ARM loans with initially discounted rates, often known as "teaser rates." The Company determines whether a borrower qualifies for an ARM loan based on the fully indexed rate of the ARM loan at the time the loan is originated. One-to four-family residential ARM loans totaled $97.9 million, or 28.0%, of the Company's total loan portfolio at July 31, 1997. During the fiscal year ended July 31, 1997, the Company purchased $20.7 million of ARM loans collateralized by one- to four-family residential real estate located primarily in Maryland.

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

     The Company makes one- to four-family real estate loans with loan-to-value ratios of up to 95%. For one-to four-family real estate loans with loan-to-value ratios of between 80% and 90%, the Company requires the first 20% of the loan amount to be covered by private mortgage insurance. For one- to four-family residential real estate loans with loan-to-value ratios of between 90% and 95%, the Company requires the first 25% of the loan amount to be covered by private mortgage insurance. The Company requires fire and casualty insurance, as well as a title guaranty regarding good title, on all properties securing real estate loans made by the Company.

     Multifamily Residential Real Estate Loans. In recent years, the Company has significantly reduced its originations of multifamily residential real estate loans, and the total amount of such loans in its loan portfolio has decreased. The Company currently makes multifamily residential real estate loans only to existing or previous customers who have made timely payments on loans that are current, or to facilitate the sale of property acquired by the Company through foreclosure. Loans collateralized by multifamily residential real estate constituted approximately $30.2 million, or 8.7%, of the Company's total loan portfolio at July 31, 1997, compared to $51.9 million, or 19.9%, of the total loan portfolio at July 31, 1992. At July 31, 1997, the Company's portfolio of multifamily residential real estate loans included 5 loans with principal balances that exceeded $1.0 million. Multifamily residential real estate originations totaled .5%, 4.9%, 3.8%, and 1.0%, of total loan originations during the fiscal years ended July 31, 1997, 1996, 1995, and 1994, respectively. The Company decreased its originations of multifamily residential real estate loans to $390,000 during the fiscal year ended July 31, 1997, from $3.7 million during the fiscal year ended July 31, 1996, and conformed to the Company's strategy of originating such loans only to existing or previous customers who had made timely payments on loans. None of the multifamily originations during the fiscal year ended July 31, 1997, were loans to facilitate the sale of real estate acquired by the Company through foreclosure. The Company's multifamily real estate loans are primarily collateralized by multifamily residences, such as apartment buildings and condominium buildings. The Company also includes in its multifamily residential real estate loan portfolio loans made to investors collateralized by more than four single-family residences. Multifamily real estate loans are offered with fixed and adjustable rates and are structured in a number of different ways depending upon the circumstances of the borrower and the type of multifamily project. Fixed rate loans generally amortize over 15 to 25 years, and generally contain call provisions permitting the Company to require that the entire principal balance be repaid at the end of five to seven years. Such loans are priced as five to seven year loans. The Company's adjustable rate multifamily loans are currently offered for terms of 15 to 30 years and are often callable by the Company after five to ten years. The Company has generally not exercised call provisions of multifamily residential real estate loans that have a good payment history and are priced at market rates or higher. Interest rates adjust monthly or annually, subject to limitations, and are tied to a margin over the one year Treasury index. The Company's adjustable rate multifamily residential real estate loans currently include limitations on interest rate increases in any one year and over the life of the loan.

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

     Commercial Real Estate Loans. In recent years, the Company has significantly reduced its originations of commercial real estate loans and the total amount of such loans in its loan portfolio. The Company currently makes commercial real estate loans only to existing or previous customers who have made timely payments on loans that are current, or to facilitate the sale of commercial real estate acquired by the Company through foreclosure. Loans secured by commercial real estate constituted approximately $35.1 million, or 10.0% of the Company's total loan portfolio at July 31, 1997, compared to $55.6 million, or 21.3% of the total loan portfolio at July 31, 1992. At July 31, 1997, the Company's portfolio of commercial real estate loans included 12 loans with principal balances that exceeded $1.0 million. Commercial real estate loan originations totaled 5.5%, 8.6% and 3.7% of total loan originations during the fiscal years ended July 31, 1997, 1996, and 1995, respectively. The Company decreased its originations of commercial real estate loans to $4.4 million during the fiscal year ended July 31, 1997, from $6.6 million during the fiscal year ended July 31, 1996 and such loans conformed to the Company's strategy of originating commercial loans primarily to existing or previous customers who had made timely payments on loans. Of the Company's originations of commercial real estate loans during the fiscal year ended July 31, 1997, none was for the purpose of facilitating the sale of REO. The Company's commercial loans are secured by improved property such as shopping centers, warehouses, office buildings, and other nonresidential buildings. Commercial real estate loans currently are offered with fixed and adjustable rates and are structured in a number of different ways depending upon the circumstances of the borrower and the nature of the project. Fixed rate loans generally amortize over 15 to 25 years, and generally contain call provisions permitting the Company to require that the entire principal balance be repaid at the end of five to seven years. Such loans are priced as five to seven year loans. The Company's adjustable rate commercial real estate loans are currently offered for terms of 15 to 30 years and are often callable by the Company after 10 years. The Company has generally not exercised call provisions of commercial real estate loans that have a good payment history and are priced at market rates or higher. Interest rates adjust monthly or annually, and are tied to the one year Treasury index. The Company's adjustable rate commercial real estate loans currently include limitations on interest rate increases in any one year and over the life of the loan.

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

     Construction and Land Development Loans. The Company offers construction loans to individuals for the construction of their residence as well as to builders for the construction of one- to four-family residential units and to a much lesser extent commercial and multifamily units. In addition, the Company offers land loans, including loans to purchase developed single family lots and land acquisition and development loans to develop single family lots. At July 31, 1997 the Company's $39.6 million of construction and land development loans included $19.1 million of constructions loans and $20.5 million of land development loans. As of July 31, 1997, all construction and land loans were collateralized by properties located within the suburbs of Baltimore and Washington, D.C.

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

      All recent land loan originations are secured by single family lots, although a portion of prior originations included loans for commercial purposes. The maximum loan amount generally does not exceed 75% of appraised value. Loans made to purchase developed lots have terms that are negotiated on a case-by-case basis. The Company does not make loans for speculation purposes--land loans are typically made to builders or individuals who intend to build within a three-year period. The loan application process requires that the developer submit accurate cost estimates, development and site plans and cash flow projections. In addition, the Company reviews the borrower's existing financial condition including total outstanding debt. Land acquisition and development loans generally require the developers to have the lots pre-sold to local or national builders. Depending upon the number of lots to be developed and the absorption rate as determined by the appraisal, the loan term can vary between 12 to 36 months. Interest rates typically float at a margin over the prime rate and adjust monthly. Loan proceeds are advanced as land development progresses, and in all instances, the Company's appraisers inspect the property and the work completed before the Company will disburse funds.

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

     Consumer Loans. To a lesser extent, the Company originates consumer loans. As of July 31, 1997, consumer loans totaled $20.8 million, or 6.0%, of the Company's total loan portfolio. The principal types of consumer loans offered by the Company are adjustable rate home equity lines of credit with terms up to 20 years, automobile loans with terms up to five years, loans secured by deposit accounts and other loans consisting primarily of 5 to 15 year fixed-rate second mortgage loans, personal loans, and checking account lines of credit. Consumer loans, other than home equity lines of credit and automobile loans, are offered primarily on a fixed rate basis with maturities generally of less than ten years. The Company's home equity and residential second mortgage loans are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 80% or less. At July 31, 1997, home equity loans totaled $7.2 million, or 34.7% of consumer loans, and 2.1% of the Company's total loan portfolio. At July 31, 1997, the Company had $10.1 million of contractual commitments for lines of credit.

     Consumer loans entail greater credit risk than do residential mortgage loans but have smaller balances and tend to have higher interest rates. See "-- Delinquencies and Classified Assets--Delinquent Loans, Nonperforming Assets and Restructured Loans" for information regarding the Company's loan loss experience and reserve policy.

     Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as mortgage originators employed by the Company, real estate agent referrals, existing customers, borrowers, builders, attorneys, and walk-in customers. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of all multifamily residential and commercial real estate loans, a third party appraiser approved by the Company appraises the real estate intended to collateralize the proposed loans. The Company's internal appraisers review all third party appraisals. Either the Company's internal appraisers or a third party appraiser performs appraisals of one- to four-family residential properties. An underwriter in the Company's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. Pursuant to the Company's written loan policies, all loans of less than $1.0 million are approved by the Loan Committee that meets weekly and consists of four officers of the Company, including the President and the Executive Vice President. Such policies also require that all loans of $1.0 million or more be approved by the Loan Committee consisting of three directors. For multifamily residential and commercial real estate loans the Company requires that the borrower provide operating statements, pro forma cash flow statements and, if applicable, rent rolls. In addition, the Company reviews the borrower's credit standing and expertise in owning and managing the type of property that will collateralize the loan. For construction loans, the Company requires that the borrower provide detailed construction plans and specifications, and pro forma cash flow statements. In addition, the Company considers the feasibility of the project and the pertinent experience of the borrower. Proof of fire and casualty insurance is required at the time the loan is made and throughout the term of the loan. After the loan is approved, a loan commitment letter is promptly issued to the borrower.

     If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 60-day periods. The Company typically collects a commitment fee on conventional, construction, and land development loans. The Company requires a title search and, in the case of all real estate loans except home equity loans, a title guaranty. At July 31, 1997, the Company had commitments to originate $6.9 million of mortgage loans.

     The Company also enters into commitments to extend credit. At July 31, 1997, the Company had contractual commitments to extend credit (exclusive of undisbursed loans in process) for lines of credit and irrevocable letters of credit of $10.1 million and $1.7 million, respectively. The commitments may be funded from principal repayments of loans and mortgage-backed securities, excess liquidity, savings deposits, and, if necessary, borrowed funds. Commitments under lines of credit are generally longer than one year and are subject to periodic reevaluation and cancellation. Irrevocable letters of credit expire within two years. Because certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     Origination, Purchase and Sale of Loans and Mortgage-Backed Securities. The table below shows the Company's loan origination, purchase and sale of loans and mortgage-backed securities for the years indicated.


                                                  At July 31,
                                       ----------------------------------
                                         1997         1996        1995
                                       ---------  ------------  ---------
                                                 (In Thousands)

Total loans receivable at beginning
   of year...........................   $278,042      $232,089   $208,542
Loans originated:
  Real estate:
    One- to four-family residential..     37,382        30,297     25,559
    Multi-family residential.........        390         3,711      1,785
    Commercial.......................      4,426         6,586      1,727
    Construction (1).................     31,511        30,421     12,501
  Consumer:
    Home equity......................      1,959         1,141      1,273
    Other............................      4,622         4,269      4,237
                                        --------      --------   --------
      Total originations.............     80,290        76,425     47,082
Loans purchased......................     27,414        17,972     11,216
Transfer of mortgage loans
    to foreclosed real estate........       (543)       (2,960)    (1,400)
Repayments...........................    (48,197)      (40,659)   (27,763)
Loan sales...........................     (4,451)       (4,194)    (2,159)
Other (2)............................       (268)         (631)    (3,429)
                                        --------      --------   --------
Net loan activity....................    (26,045)      (30,472)   (23,535)
                                        --------      --------   --------
    Total loans receivable at end
       of year (3)...................   $332,287      $278,042   $232,089
                                        ========      ========   ========


Mortgage-backed securities at
  beginning of year..................    133,466      $159,805   $160,139
Purchases............................      9,148        42,703     17,364
Sales................................     (7,972)      (56,036)    (3,100)
Repayments...........................     (8,519)      (11,823)   (15,001)
Other (4)............................        440        (1,183)       403
                                        --------      --------   --------
Mortgage-backed securities
  at end of year (5).................   $126,563      $133,466   $159,805
                                        ========      ========   ========

-------------------------------------
(1) Includes land development loans.
(2) Consists of changes in the allowance for losses, undisbursed loan proceeds, unearned discounts, and net deferred fees.
(3) Includes $718,000, $350,000 and $1.8 million of loans held for sale at July 31, 1997, 1996 and 1995, respectively.
(4) Consists of gain (loss) on sale of securities, discount or premium amortization, changes in accrued interest receivable, and mark-to-market adjustment.
(5) Includes $25.2 million, $33.3 million and $3.0 million of mortgage-backed securities available for sale at July 31, 1997, 1996 and 1995, respectively.


     Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Fees deferred are recognized into income immediately upon prepayment or sale of the related loan. At July 31, 1997, the Company had $1.3 million of deferred loan origination fees. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

     In addition to loan origination fees, the Company also receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges and late charges. The Company recognized fees and service charges of $805,000, $640,000 and $592,000, for the fiscal years ended July 31, 1997, 1996, and 1995, respectively. Income received from loans serviced for others was $143,000, $146,000 and $165,000, for the fiscal years ended July 31, 1997, 1996, and 1995, respectively.

     Loans to One Borrower. Federally chartered savings banks, such as the Bank, are subject to the same limits on loans to a single or related group of borrowers as those applicable to national banks, which under current regulations, is limited to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments, but not real estate). The Bank's maximum loan to one borrower limit was $7.0 million at July 31, 1997. The Bank currently is in compliance with its loans-to-one-borrower limitations.

     The Bank's largest lending relationship at July 31, 1997, included (i) several loans originated in 1987, 1988 and 1991, collateralized by single family and multifamily residential units and two small office buildings located in the Baltimore Metropolitan area, and (ii) a fixed rate loan refinanced in 1986 with an eleven year call, collateralized by a 190 unit apartment complex located in Easton, Maryland. In 1992 the loans were restructured at market rates and consolidated into two loans as part of a bankruptcy proceeding which involved other properties of the borrower not financed by the Bank. At July 31, 1997, each of the two loans had a principal balance of $2.6 million and the aggregate amount of the two loans was $5.2 million. As of July 31, 1997, the loans were current with respect to their repayment terms and were designated as special mention.

     The Bank's second largest lending relationship at July 31, 1997 included an adjustable rate and two fixed rate loans collateralized by two retail shopping centers in the Baltimore Metropolitan area. The loans were originated in 1995, and in June 1996 the Bank originated a fixed rate second mortgage collateralized by one of the shopping centers. Each loan has a ten year call date. At July 31, 1997, the loans ranged from $289,000 to $3.2 million and totaled $4.3 million. As of July 31, 1997, the loans were current with respect to their repayment terms.

     The Bank's third largest lending relationship included the following loans to one borrower: (i) ten adjustable rate loans originated during 1987 through 1990 collateralized by one- to four-family residential properties located in the Baltimore Metropolitan area in amounts ranging from $61,000 to $609,000; and
(ii) a fixed rate loan originated in 1985 with a ten year call collateralized by a multifamily apartment building in Baltimore City. The loans described in (i) above were current with respect to their repayment terms as of July 31, 1997, and had a carrying value of $2.8 million. The loan described in (ii) was restructured in 1992, at which time the Bank changed the interest rate to a one year adjustable rate at .5% below market and classified the loan as substandard. The Bank obtained an appraisal on the property described in (ii) in 1995. At July 31, 1997, the loan described in (ii) had a carrying value of $426,000, net of specific reserves of $250,000 and was current with respect to its restructured repayment terms.

     The Bank's fourth largest lending relationship at July 31, 1997, included an adjustable rate loan and three fixed rate loans collateralized by apartment buildings and an office building in the Baltimore Metropolitan area. The loans were originated in 1987 and 1988. In June 1994, the Bank originated a fixed rate second mortgage loan collateralized by all of the properties. As of July 31, 1997, the loans ranged from $337,000 to $1.1 million, and totaled $3.4 million. As of July 31, 1997, the loans were current with respect to their repayment terms.

     The Bank's fifth largest lending relationship at July 31, 1997 included four adjustable rate loans collateralized by a retail shopping center and three apartment buildings in the Baltimore Metropolitan area. The loans were originated in 1988 with a ten year call. At July 31, 1997, the loans ranged from $247,000 to $1.4 million and totaled $2.9 million. As of July 31, 1997, the loans were current with respect to their repayment terms.

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

     Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is deemed REO until such time as it is sold. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated fair value, less estimated selling expenses. Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations. Net REO totaled $165,000, $766,000 and $890,000, at July 31, 1997, 1996, and 1995, respectively.

     Delinquent Loans, Nonperforming Assets, and Restructured Loans. The following table sets forth information regarding nonperforming loans, real estate owned by the Company, and restructured loans within the meaning of SFAS 15, at the dates indicated.

                                                         AT JULY 31, 1997               AT JULY 31,
                                                        ------------------  -------------------------------------
                                                         NUMBER   BALANCE    1996      1995      1994      1993
                                                        -------- ---------  -------   -------   -------   -------
                                                                        (DOLLARS IN THOUSANDS)

Nonperforming loans:
 One- to four-family residential real estate.........          7 $     277            $ 1,023   $ 1,403   $ 1,164
 Multifamily residential real estate.................          1        94              1,479       216     2,227
 Commercial real estate..............................          2        40              5,907       734     2,720
 Construction (1)....................................          1       300                 --       996     1,350
 Consumer loans......................................         13        87                198       269       186
                                                        -------- ---------            -------   -------   -------
  Total nonperforming loans..........................         24       798              8,607     3,618     7,647
Total real estate owned (2)..........................          5       165                890       663     1,285
                                                        -------- ---------            -------   -------   -------
  Total nonperforming assets.........................         29       963              9,497     4,281     8,932
                                                        ======== =========            =======   =======   =======

Restructured loans (3)...............................          2       776              1,870     8,864     1,713
                                                        -------- ---------            -------   -------   -------
Total nonperforming assets and restructured loans....         31 $   1,739            $11,367   $13,145   $10,645
                                                        ======== =========            =======   =======   =======

Total nonperforming loans to total loans receivable..                  .23%              3.52%     1.67%     3.34%
Total nonperforming loans to total assets............                  .16%              2.02%      .90%     2.00%
Total nonperforming loans and real estate owned
   to total assets...................................        .19%     2.23%              1.07%     2.33%

-----------------------------------------------------
(1) Includes land development loans.
(2) Represents property acquired by the Company through foreclosure or deed in lieu of foreclosure.
(3) All restructured loans are performing in accordance with their restructured payment terms.

     During the fiscal years ended July 31, 1997, 1996 and 1995, respectively, gross interest income of $166,000, $567,000 and $898,000, would have been recorded on nonperforming and restructured loans, under their original terms, if the loans had been current throughout the period. The amount of interest income on non-accrual loans actually included in income during the same periods amounted to $94,000, $151,000 and $274,000.

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (collectively referred to as "Statement 114") as of August 1, 1995. Statement 114 requires that impaired loans be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are generally placed in nonaccrual status on the earlier of the date that management determines that the collection of principal and/or interest is in doubt or the date that principal or interest is 90 days or more past-due.

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

     The following table sets forth the aggregate amount of the Bank's classified assets at the dates indicated.

                                                        At July 31,
                                       ---------------------------------------------
                                            1997           1996            1995
                                       -------------  --------------  --------------
                                                      (In Thousands)
Substandard assets (1)...............       $  4,389        $  5,300        $  8,757
Doubtful assets......................             --              --              --
Loss assets..........................            312           2,411           3,909
                                            --------        --------        --------
   Total classified assets...........       $  4,701        $  7,711        $ 12,666
                                            ========        ========        ========

____________________________________
(1)  Includes REO.

     One of the loans in the Bank's third largest lending relationship with a carrying value of $426,000 as of July 31, 1997 was classified substandard and $250,000 relating to such loan was classified as loss.

     The following is a discussion of classified assets with net carrying values in excess of $500,000 as of July 31, 1997. Amounts identified below as specific reserves have been classified as "loss" in the above table.

     In 1995 the Bank originated a loan collateralized by two warehouse/industrial buildings in the Baltimore metropolitan area. The interest rate was fixed at 9.5% through the call date of January 1, 2001. In September 1996 the Bank classified the loan as substandard and had the collateral appraised in October 1996. The borrower filed bankruptcy in September 1996 and the Bank foreclosed on one warehouse in August 1997 and the other warehouse in October 1997. As of July 31, 1997, the loan had a carrying value of $769,000 and based on the appraised values of the collateral, no reserve was considered necessary.

     Other Loans of Concern. Assets that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payments, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. At July 31, 1997, the Bank had $6.2 million of special mention loans, including two loans to the same borrower that constituted the Bank's largest lending relationship.
See "--Lending Activities--Loans to One Borrower."

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

     During the fiscal years ended July 31, 1997, 1996 and 1995, the Company added $500,000, $772,000 and $3.4 million, respectively, to the allowance for loan losses. The Company's allowance for loan losses totaled $3.6 million, $4.4 million and $6.4 million, at July 31, 1997, 1996 and 1995, respectively.

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

     Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                              Years Ended July 31,
                                              -----------------------------------------------------
                                                1997       1996       1995       1994       1993
                                              ---------  ---------  ---------  ---------  ---------
                                                                 (In Thousands)

Total loans outstanding, net................  $349,234   $278,042   $232,089   $208,542   $221,595
Average loans outstanding...................   307,640    254,090    225,633    217,662    241,437

Allowance balances (at beginning of year)...     4,412      6,361      3,669      2,326      1,468
Provision for losses:
    One- to four-family residential.........       157         40        184        368        396
    Multi-family residential................        70        249         49        100      1,543
    Commercial..............................       253        482      2,589        704      1,473
    Construction............................        --         --        528        646        190
    Consumer................................        20          1         36        171          9
                                              --------   --------   --------   --------   --------
        Total provision for losses..........       500        772      3,386      1,989      3,611

Charge-offs:
    One- to four-family residential.........      (184)      (157)      (178)        (8)      (406)
    Multi-family residential................      (516)      (391)       (54)      (202)      (965)
    Commercial..............................      (932)    (2,492)      (517)        --     (1,083)
    Construction............................        --         --       (279)      (380)      (460)
    Consumer................................        (3)        (3)        (5)       (98)       (11)
                                              --------   --------   --------   --------   --------
        Total charge-offs...................    (1,635)    (3,043)    (1,033)      (688)    (2,925)

Recoveries..................................       370        322        339         42        172
                                              --------   --------   --------   --------   --------
    Allowance balance (at end of year)......  $  3,647   $  4,412   $  6,361   $  3,669   $  2,326
                                              ========   ========   ========   ========   ========

Allowance for loan losses as a percent
  of net loans receivable at end of period..      1.10%      1.59%      2.74%      1.76%      1.05%
Net loans charged off as a percent
  of average loans outstanding..............       .41%      1.07%       .31%       .30%      1.14%
Ratio of allowance for loan losses
  to total nonperforming loans
  at end of period..........................    457.02%    112.87%     73.90%    101.41%     30.42%
Ratio of allowance for loan losses
  to nonperforming loans and REO
  at end of period..........................    378.71%     94.37%     66.98%     85.70%     26.04%

     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category for the years indicated.

                                                                       At July 31,
                                       -------------------------------------------------------------------------
                                              1997                     1996                    1995
                                       ----------------------  ----------------------  ----------------------
                                                   % of                    % of                    % of
                                       Amount  Total Loans(1)  Amount  Total Loans(1)  Amount  Total Loans(1)
                                       ------  --------------  ------  --------------  ------  --------------
                                                                  (Dollars in Thousands)
Balance at end of year
 applicable to:
  One- to four-family residential..    $  541        63.5%     $  523      56.5%       $  530       55.4%
  Multi-family residential.........       865         8.7       1,128      12.0         1,265       16.1
  Commercial.......................     1,503        10.0       2,042      12.6         3,892       15.9
  Construction (2).................       586        11.3         586      12.6           547        6.7
  Consumer.........................       152         6.0         133       5.8           127        5.3
  Accrued interest receivable......        --          .5          --        .5            --         .6
                                       ------       -----      ------     -----        ------      -----

   Total allowance for
    loan losses....................    $3,647       100.0%     $4,412     100.0%       $6,361      100.0%
                                       ======       =====      ======     =====        ======      =====

____________________________________
(1) Represents the percent of the Company's total loan portfolio that is composed of loans in each specific loan category.
(2) Includes land development loans.

                                      -16-
aw

INVESTMENT ACTIVITIES

     General. To supplement local mortgage loan originations where available funds exceed mortgage loan demand, the Company maintains a substantial portfolio of liquid investments with low credit risk. These investments, however, are subject to interest rate risk. These investments are composed primarily of mortgage-backed securities and United States Government and agency obligations. At July 31, 1997, mortgage-backed securities totaled $126.6 million, or 25.2%, of the Company's total assets, and United States Government or an agency or sponsored corporation of the United States Government totaled $23.6 million, or 4.7%, of the Company's total assets. By investing in these types of assets, the Company's strategy has been to reduce significantly the credit risk of its asset base in exchange for lower yields than would typically be available on real estate loans. The Company's mortgage-backed securities represent interests in, or are collateralized by, pools of mortgage loans originated by private lenders that have been grouped by various governmental, government-related, or private organizations. The Company manages its interest rate risk, in part, by maintaining a substantial amount of adjustable-rate mortgage-backed securities in its investment portfolio. At July 31, 1997, $99.4 million, or 78.5%, of the Company's $126.6 million of mortgage-backed securities had adjustable interest rates ("ARM Securities").

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

     Effective February 1992, the OTS adopted Thrift Bulletin 52 ("TB 52"). Among other things, TB 52 sets forth certain guidelines with respect to depository institutions' investment in certain "high risk mortgage securities." "High-risk mortgage securities" are defined as any mortgage derivative product that at the time of purchase, or at any subsequent date, meets any of three tests that are set forth in TB 52. High-risk mortgage securities may be purchased only in limited circumstances, and if held in a portfolio, may be reported as trading assets at market value, available-for-sale assets at the lower of cost or market value, or as held to maturity at cost. In certain circumstances, OTS examiners may seek the orderly divestiture of high-risk mortgage securities. Prior to purchasing a mortgage derivative security the Loan/Investment Committee obtains an analysis of whether the mortgage security meets any one of the three TB 52 tests, and falls into the category of "high-risk mortgage security." The Committee thereafter presents such analysis to the Board. The Bank documents no less frequently than annually whether a change in the characteristics of any mortgage derivative security in its portfolio causes such security to become a "high-risk mortgage security." As of July 31, 1997, the Bank did not hold any "high-risk mortgage securities" in its portfolio.

     Mortgage-Backed Securities. The Company's mortgage-backed securities include pass-through securities and CMOs. Pass-through securities provide the Company with payments consisting of both principal and interest as mortgages in the underlying mortgage pool are paid off by the borrowers. The average maturity of pass-through mortgage-backed securities varies with the maturities of the underlying mortgage instruments and with the occurrence of unscheduled prepayments of those mortgage instruments. Mortgage-backed securities also include $78.9 million of CMOs, which are debt obligations collateralized by the cash flows from mortgage loans or pools of mortgage loans.

     Mortgage-backed securities may be classified as, according to the issuer or guarantor;

          Securities that are issued by a government sponsored agency but that are not backed by the full faith and credit of the United States Government. The primary issuers of these securities include Fannie Mae ("FNMA") and Freddie Mac ("FHLMC"). FNMA is a United States Government-sponsored corporation owned entirely by private stockholders. Pass-through securities issued by FNMA are guaranteed as to timely payment of principal and interest by FNMA. FHLMC issues securities representing interests in residential mortgage loans that it pools. FHLMC is a United States Government-sponsored corporation that guarantees the timely payment of interest and ultimate collection of principal, and its stock is publicly traded. At July 31, 1997, $126.6 million, or 100.0% of the Company's mortgage-backed securities, consisted of such securities.

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

                                                                            AT JULY 31,
                                 --------------------------------------------------------------------------------------------------
                                        1997                1996                1995                1994                1993
                                 ------------------  ------------------  ------------------  ------------------  ------------------
                                  AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT
                                 --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                       (DOLLARS IN THOUSANDS)

Pass-through certificates:
    Adjustable.................  $ 20,413     16.1%  $ 25,494     19.1%  $ 11,934      7.5%  $ 10,863      6.8%  $ 13,834     11.5%
    Fixed (1)..................    26,685     21.1     35,345     26.5     88,640     55.4     97,021     60.6     46,372     38.7
                                 --------    -----   --------    -----   --------    -----   --------    -----   --------    -----
        Total pass-through
         certificates..........    47,098     37.2     60,839     45.6    100,574     62.9    107,884     67.4     60,206     50.2

CMOs:
    Adjustable (2).............    78,938     62.4     71,949     53.9     58,322     36.5     46,342     28.9     29,430     24.6
    Fixed......................        --       --         52       --        142       .1      5,156      3.2     29,641     24.7
                                 --------    -----   --------    -----   --------    -----   --------    -----   --------    -----
        Total CMOs.............    78,938     62.4     72,001     53.9     58,464     36.6     51,498     32.1     59,071     49.3

Accrued interest receivable....       527       .4        626      0.5        767       .5        757       .5        538       .5
                                 --------    -----   --------    -----   --------    -----   --------    -----   --------    -----

    Total mortgage-backed
     securities................  $126,563    100.0%  $133,466    100.0%  $159,805    100.0%  $160,139    100.0%  $119,815    100.0%
                                 ========    =====   ========    =====   ========    =====   ========    =====   ========    =====

-------------------------------
(1) Includes mortgage-backed securities available for sale of $16.0 million, $25.0 million, $6.0 million, and $17.9 million, at July 31, 1997, 1996, 1994 and 1993, respectively.
(2) Includes CMOs available for sale of $9.2 million, $8.1 million, $3.0 million and $36.3 million at July 31, 1997, 1996, 1995 and 1994, respectively.

     Investment Securities. The following table sets forth the carrying value of the Company's investment securities portfolio, interest-earning deposits in other institutions, federal funds sold, securities purchased under agreements to resell, and FHLB stock, at the dates indicated. At July 31, 1997, the market value of the Company's investment securities, and interest-earning deposits in other institutions, federal funds sold, and FHLB stock was approximately $30.3 million.


                                                          At July 31,
                                                   -------------------------
                                                    1997     1996     1995
                                                   -------  -------  -------
                                                        (In Thousands)
Investment securities:
    U.S. Government and agency obligations (1)...  $23,193  $30,489  $13,615
    Accrued interest receivable..................      403      615      303
                                                   -------  -------  -------
        Total investment securities..............   23,595   31,104   13,918

Interest-earning deposits in other institutions..    2,313    1,837    2,240
Federal funds sold...............................       --      394      950
Federal Home Loan Bank stock.....................    4,194    3,141    2,914
                                                   -------  -------  -------
        Total investments........................  $30,103  $36,476  $20,022
                                                   =======  =======  =======

________________________________
(1) Includes securities available for sale of $3.0 million, $6.8 million and $1.0 million at July 31, 1997, 1996 and 1995, respectively.


     Investment Portfolio Maturities. The following table sets forth the carrying values, annualized weighted average yield, and market values for the Company's investment securities at July 31, 1997.

                                                                         AT JULY 31, 1997
                             -------------------------------------------------------------------------------------------------------

                                  ONE YEAR             ONE TO            FIVE TO          MORE THAN
                                  OR LESS            FIVE YEARS         TEN YEARS         TEN YEARS      TOTAL INVESTMENT SECURITIES

                             ------------------ ------------------ ------------------ ------------------ ---------------------------

                             CARRYING AVERAGE   CARRYING AVERAGE   CARRYING AVERAGE   CARRYING AVERAGE   CARRYING  MARKET  AVERAGE
                              VALUE   YIELD (1)  VALUE   YIELD (1)  VALUE   YIELD (1)  VALUE   YIELD (1)   VALUE    VALUE  YIELD (1)

                             -------- --------- -------- --------- -------- --------- -------- --------- --------- ------- ---------

                                                                       (DOLLARS IN THOUSANDS)
Investment securities:
U.S. Government
  agency securities (2)....    $1,500      3.80% $    --       --%   $8,950     7.29%  $12,743     7.86% $23,193  $23,341      7.38%

Accrued interest receivable       403        --       --       --        --       --        --      403      403       --        --
                               ------  --------  -------  -------    ------  -------   -------  -------  -------  -------  --------
   Total...................    $1,903      3.80% $    --       --%   $8,950     7.29%  $12,743     7.86% $23,596  $23,744      7.38%

                               ======  ========  =======  =======    ======  =======   =======  =======  =======  =======  ========
---------------------------

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

     Deposits. Consumer and commercial deposits are attracted principally from within the Company's market area through the offering of a broad selection of deposit instruments including checking and NOW accounts, savings, money market deposit, term certificate accounts and individual retirement accounts. The Company accepts deposits of $100,000 or more and offers negotiated interest rates on such deposits. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The maximum rate of interest which the Company must pay is not established by regulatory authority. The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. The Company has sought to decrease the risk associated with changes in interest rates by advertising and pricing certificates of deposit to provide customers with incentives to choose certificates of deposit with longer terms. The Company typically does not obtain funds through brokers, nor does it solicit funds outside its market area.

     Deposit Portfolio. Savings and other deposits in the Company as of July 31, 1997, are composed of the following:

   WEIGHTED                                                                                  PERCENTAGE
    AVERAGE                                                                MINIMUM            OF TOTAL
 INTEREST RATE         MINIMUM TERM        CHECKING AND SAVINGS DEPOSITS   AMOUNT  BALANCES   DEPOSITS
---------------  ------------------------  ------------------------------  ------- --------  ----------
                                                                                (IN THOUSANDS)

      --%                 None             Checking/demand deposit         $    --  $ 3,875      1.18%
                                             accounts ("DDA")
    1.96%                 None             NOW Accounts                         --   11,024      3.34
    2.99%                 None             Regular Savings                     100   31,007      9.40
    2.50%                 None             Christmas Club Accounts               5      556      0.17
    2.99%                 None             Super Passbook                    1,000    8,228      2.50
    3.06%                 None             Investment Manager               20,000   11,754      3.57
    3.89%                 None             Money Market                      2,500   37,496     11.37

                                           Certificates of Deposit
                                           ------------------------

    4.01%                 3 months         Fixed term, fixed rate              500    1,728      0.52
    4.83%                 6 months         Fixed term, fixed rate              500   14,938      4.53
    5.19%                12 months         Fixed term, fixed rate              500   31,590      9.58
    5.31%                12 months         Fixed term, fixed rate           25,000   22,727      6.89
    5.19%                13 months         Fixed term, fixed rate              500    6,184      1.88
    5.61%                18 months         Fixed term, fixed rate           25,000   28,800      8.74
    5.27%                24 months         Fixed term, fixed rate              500    9,744      2.96
    5.67%                30 months         Fixed term, fixed rate              500    4,400      1.33
    5.95%                30 months         Fixed term, fixed rate           25,000   28,074      8.52
    5.60%                36 months         Fixed term, fixed rate              500    4,547      1.38
    5.43%                48 months         Fixed term, fixed rate              500    2,370      0.72
    5.97%                60 months         Fixed term, fixed rate              500   41,686     12.64
    6.53%                84 months         Fixed term, fixed rate              500   11,138      3.38
    6.61%               120 months         Fixed term, fixed rate              500   17,797      5.40
                                                                                   --------     -----
                                                                                   $329,663     100.0%
                                                                                   ========     =====

     The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Company between the dates indicated.

                                                                          AT JULY 31,
                             ------------------------------------------------------------------------------------------------------
                                            1997                              1996                              1995
                             ---------------------------------  ---------------------------------  --------------------------------
                             BALANCE   PERCENT (1)  CHANGE (2)  BALANCE   PERCENT (1)  CHANGE (2)  BALANCE   PERCENT (1) CHANGE (2)
                             --------  -----------  ----------  --------  -----------  ----------  --------  ----------- ----------
                                                                     (DOLLARS IN THOUSANDS)

Checking DDA and NOW
 Accounts (3)..............  $ 14,899         4.5%     $  (139) $ 15,038         4.8%     $ 1,047  $ 13,991         4.5%    $  (158)

Super and regular savings..    39,791        12.1         (990)   40,781        13.0         (357)   41,138        13.1      (5,392)

Money market and investment
    manager (4)............    49,250        14.9        8,105    41,145        13.2       (7,433)   48,578        15.4      (7,989)


Time deposits that mature
 (5):
    within 12 months.......   130,188        39.5       11,416   118,772        37.9       10,546   108,226        34.4      21,098
    within 12-36 months....    55,405        16.8       (4,418)   59,823        19.1       (3,385)   63,208        20.1       1,523
    beyond 36 months.......    40,130        12.2        2,606    37,524        12.0       (1,948)   39,472        12.5      (3,458)

                             --------       -----      -------  --------       -----      -------  --------       -----     -------

                 Total
                 deposits..  $329,663       100.0%     $16,580  $313,083       100.0%     $(1,530) $314,613       100.0%    $ 5,624
                             ========       =====      =======  ========       =====      =======  ========       =====     =======
---------------------------

(1) Represents percentage of total deposits.
(2) Represents increase (decrease) in balance from end of prior year.
(3) Includes Super NOW with a minimum average balance requirement of $2,500.
(4) Money market accounts require a minimum average balance of $2,000 and the investment manager accounts require a minimum average balance of $20,000.
(5) Individual Retirement Accounts ("IRAs") are included in the respective certificate balances. IRAs totaled $42.8, $43.0 million and $43.1 million, as of July 31, 1997, 1996 and 1995, respectively.

     The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:

                                     At July 31,
                            ----------------------------
                              1997      1996      1995
                            --------  --------  --------
                                   (In Thousands)
3.01- 4.00%...............  $     81  $    459  $  4,541
4.01- 6.00%...............   162,227   134,910    81,782
6.01- 8.00%...............    63,411    80,716   121,866
8.01-10.00%...............         4        34     2,717
                            --------  --------  --------
                            $225,723  $216,119  $210,906
                            ========  ========  ========

     The following table sets forth the amount and maturities of certificates of deposit at July 31, 1997.

                                                   Amount Due
                              -----------------------------------------------------
                              Less Than      1-2       2-3       After
                              One Year      Years     Years     3 Years     Total
                              ---------   --------   --------   --------   --------
     Rate                                         (In Thousands)
     ----
 3.01- 4.00%...........       $     80     $     1   $     --   $     --   $     81
 4.01- 6.00%...........        109,642      29,035      8,785     14,765    162,227
 6.01- 8.00%...........         20,464       7,625      9,957     25,365     63,411
 8.01-10.00%...........              2          --          2         --          4
                              --------     -------    -------    -------   --------
                              $130,188     $36,661    $18,744    $40,130   $225,723
                              ========     =======    =======    =======   ========

     The following table indicates the amount of the Company's negotiable certificates of deposit of $100,000 or more by time remaining until maturity as of July 31, 1997.

                                           Certificates
  Maturity Period                          of Deposit
  ---------------                         --------------
                                          (In Thousands)

  Three months or less...................        $ 5,459
  Over three months through six months...          4,092
  Over six months through twelve months..          6,913
  Over twelve months.....................          6,105
                                                 -------
   Total.................................        $22,569
                                                 =======

     The following table sets forth the activity in the savings deposits of the Company for the years indicated:

                                                     Years Ended July 31,
                                                 ---------------------------
                                                  1997      1996       1995
                                                 -------  --------   -------
                                                        (In Thousands)

Net deposits (withdrawals).....................  $   926  $(17,355)  $(9,299)
Interest credited..............................   15,654    15,825    14,923
                                                 -------  --------   -------
  Net increase (decrease) in savings deposits..  $16,580  $ (1,530)  $ 5,624
                                                 =======  ========   =======

BORROWINGS

     Deposits are the Company's primary source of funds. The Company, through its subsidiary, the Bank, also obtains funds from the FHLB and through reverse repurchase agreements. FHLB advances are collateralized by selected assets of the Company. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. As of July 31, 1997, the Company had a $95 million line of credit with the FHLB, and FHLB advances of $75.8 million. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. See "Regulation and Supervision--Federal Home Loan Bank System."

     The Company sells securities under agreements to repurchase with selected dealers (reverse repurchase agreements) as a means of obtaining short-term funds as market conditions permit. In a reverse repurchase agreement, the Company sells a fixed dollar amount of securities to a dealer under an agreement to repurchase the securities at a specific price within a specific period of time, typically not more than 180 days. Reverse repurchase agreements are treated as financings of the Company and the obligations to repurchase securities sold are reflected as a liability of the Company. The dollar amount of securities underlying the agreements remain an asset of the Company. There were $42.6 million in securities sold under agreements to repurchase at July 31, 1997.

     The following table sets forth certain information regarding borrowings by the Company during the periods indicated.

                                            Years Ended July 31,
                                        ----------------------------
                                          1997      1996      1995
                                        --------  --------  --------
                                           (Dollars in Thousands)

Weighted average rate paid on:
    Securities sold under agreements
        to repurchase.................     5.73%     5.71%     5.77%
    FHLB advances.....................     5.73      5.87      6.06

Agreements to repurchase:
    Maximum balance...................  $46,423   $39,011   $34,338
    Average balance...................   38,522    34,005    20,741
FHLB advances:
    Maximum balance...................   86,327    62,824    60,229
    Average balance...................   77,623    46,851    50,182

SUBSIDIARIES' ACTIVITIES

     The Company has five indirect subsidiaries that are wholly-owned by the Bank, National Development Corporation ("NDC"), American National Insurance Agency, Inc., ("ANIA") Liberty Street, Inc. ("LSI") and Fayette Street Realty, Inc. ("FSR") which are Maryland corporations, and ANSB Corporation ("ANSB"), which is a Delaware corporation. ANIA acts as agent in offering annuity and mortgage life insurance products and mutual funds to customers of the Company. ANIA does not underwrite insurance. NDC was formed in May 1983 primarily to acquire and develop land, through joint ventures with others, for the construction of single-family residences in the Company's market area. ANSB was incorporated in June 1994 for the purpose of holding investment securities for the Company. LSI and FSR were incorporated in May 1996 for the purpose of acquiring selected real estate at foreclosure for the Company. At July 31, 1997, the Company had a $26.3 million equity investment in ANSB, a $70,000 equity loss in NDC, a $54,000 equity investment in ANIA, a $4,000 equity investment in LSI, a $400 equity investment in FSR, and loans of $243,000 to NDC, and no loans to ANIA or ANSB. For the year ended July 31,

1997, NDC had net income of $613,000, ANIA had net income of $12,000, ANSB had net income of $1.2 million, LSI had a net loss of $12,000, and FSR had a net loss of $1,000.

     NDC has been winding down its operations, and as of July 31, 1997, it was participating in one joint venture, Quarterfield Development Partnership ("QDP") which was formed in January 1989 to purchase raw land in Anne Arundel County, Maryland. QDP has developed 136 building lots to sell to builders or to construct single family residences for sale to individuals, and as of July 31, 1997, had no lots remaining. NDC provided QDP with $1.3 million in equity, and the Company provided a $6.0 million loan, and a $2.5 million line of credit. As of July 31, 1997, QDP paid off the original $6.0 million loan and $2.5 million line of credit.

COMPETITION

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

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Bank's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. At July 31, 1997, the Bank is in compliance with its loans to one borrower limitations. See "Business of the Bank--Lending Activities--Loans to One Borrower."

     Qualified Thrift Lender Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly basis in 9 out of every 12 months. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of July 31, 1997, the Bank maintained 85.6% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters; provided that the institution would not be undercapitalized, as that term is defined in the OTS Prompt Corrective Action regulations, following the capital distribution. As of July 31, 1997, the Bank had $13.4 million of capital that could be paid as dividends under such regulations. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its fully-phased in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     The OTS has proposed regulations that would revise the current capital distribution restrictions. The proposal eliminates the current tiered structure and the safe-harbor percentage limitations. Under the proposal a savings institution may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not in troubled condition and would remain adequately capitalized (as defined by regulation) following the proposed distribution. Savings institutions that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. A savings institution will be considered in troubled condition if it has a CAMEL rating of 4 or 5, is subject to an enforcement action relating to its safety and soundness or financial viability or has been informed in writing by the OTS that it is in troubled condition. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

     Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified U.S. Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement which is currently 5%, may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flow of member institutions. The Bank's liquidity ratio averaged 6.2% during the month of July 1997. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. During the month of July 1997, the Bank's short-term liquidity ratio averaged 1.5%. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a quarterly basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The Bank paid assessments of $2.5 million, $772,000 and $809,000, for the fiscal years ended July 31, 1997, 1996 and 1995, respectively.

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

     Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA").
Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary. At July 31, 1997, the Bank was in compliance with the transactions with affiliates rules governed by Sections 23A and 23B.

     The Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations generally require such loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain approval procedures to be followed.

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

     The federal banking agencies have adopted a regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement the safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. The agencies also adopted additions to the Guidelines which require institutions to examine asset quality and earnings standards which, if adopted, would be added to the Guidelines. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3.0% leverage ratio (or core capital ratio) and an 8.0% risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights ("PMSRs"). The OTS regulations also require that, in meeting the tangible ratio, leverage and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. The activities of NDC are not permissible for national banks, and, accordingly, the Bank's investment in and extensions of credit to NDC must be excluded from regulatory capital. See "Business of the Bank--Subsidiaries' Activities."

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

     At July 31, 1997, the Bank exceeded each of the three OTS capital requirements on a fully phased-in basis. Set forth below is a summary of the Bank's compliance with the OTS capital standards as of July 31, 1997.

                           At July 31, 1997
                          -------------------
                                   Percent of
                          Amount   Assets (1)
                          -------  ----------
                         (Dollars in Thousands)
Tangible capital:
 Capital level..........  $43,557       8.65%
 Requirement............    7,544       1.50
                          -------      -----
 Excess.................  $36,013       7.15%
                          =======      =====
Core capital:
 Capital level..........  $43,557       8.65%
 Requirement (2)........   15,088       3.00
                          -------      -----
 Excess.................  $28,469       5.65%
                          =======      =====
Risk-based capital:
 Capital level..........  $46,755      18.28%
 Requirement............   20,457       8.00
                          -------      -----
 Excess.................  $26,298      10.28%
                          =======      =====

------------------------

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

INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC

     The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings banks, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

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

     In September 1996, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on all SAIF-insured deposits held as of March 31, 1995. The assessment was 65.7 basis points per $100 in deposits, payable on November 30, 1996. For the Bank, the assessment amounted to $2.1 million (or $1.4 million when adjusted for taxes), based on the Bank's deposits on March 31, 1995. As of January 1, 1997, pursuant to the legislation, interest payments on FICO bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation are paid jointly by Bank Insurance Fund ("BIF") -insured institutions and SAIF-insured institutions. The FICO assessment is 1.29 basis points per $100 in BIF deposits and 6.44 basis points per $100 in SAIF deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro rata by banks and thrifts based on deposits (approximately 2.4 basis points per $100 in deposits).

     The legislation further provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Several bills have been introduced in the current Congress that would eliminate the federal thrift charter and OTS. The bills would require that all federal savings associations convert to national banks or state depository institutions by no later than January 1, 1998 in one bill and June 30, 1998 in the other and would treat all state savings associations as state banks for purposes of federal banking laws. Subject to a narrow grandfathering, all savings and loan holding companies would become subject to the same regulation as bank holding companies under the pending legislative proposals. Under such proposals, any lawful activity in which a savings association participates would be permitted for up to two years following the effective date of its conversion to the new charter, with two additional one-year extensions which may be granted at the discretion of the regulator. The legislative proposals would also abolish the OTS and transfer its functions to the federal bank regulators with respect to the institutions and to the Federal Reserve Board with respect to the regulation of holding companies. The Bank is unable to predict whether the legislation will be enacted or, given such uncertainty, determine the extent to which the legislation, if enacted, would affect its business. The Bank is also unable to predict whether the SAIF and BIF funds will eventually be merged.

     While the legislation has reduced the disparity between premiums paid on BIF deposits and SAIF deposits, and has relieved the thrift industry of a portion of the contingent liability represented by the FICO bonds, the premium disparity between SAIF-insured institutions, such as the Bank, and BIF-insured institutions will continue until at least January 1, 1999. Under the legislation, the Bank anticipates that its ongoing annual SAIF premiums will be approximately $210,000.


FEDERAL HOME LOAN BANK SYSTEM

     The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances

(borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB-Atlanta stock, at July 31, 1997, of $4.2 million.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the fiscal year ended July 31, 1997, dividends from the FHLB-Atlanta to the Bank amounted to $298,000. If dividends were reduced, or interest on future FHLB-Atlanta advances increased, the Bank's net interest income would likely also be reduced.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $54.0 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $54.0 million, the reserve requirement is $1.6 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $54.0 million. The first $4.2 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

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

     As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. See "--Federal Regulation of Savings Institutions--Qualified Thrift Lender Test" for a discussion of the QTL requirements. Upon any nonsupervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and activities authorized by OTS regulation. The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

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

     The registration under the Securities Act of 1933 (the "Securities Act") of shares of the Common Stock which were issued in connection with the mutual-to-stock conversion of American National Bankshares, M.H.C. did not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company are subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

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

     Under recently enacted legislation, the percentage of taxable income method has been repealed for years beginning after December 31, 1995, and "large" associations, i.e., the quarterly average of the association's total assets or of the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A "large" association must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. If the Bank is not a "large" association, the Bank will continue to be permitted to use the experience method. The Bank will be required to recapture (i.e., take into income) over a six-year period its applicable excess reserves, i.e, the balance of its reserves for losses on qualifying loans and nonqualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" association, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an association meets a minimum level of mortgage lending for 1996 and 1997. As of July 31, 1997, the Bank is not required to recapture any of its bad debt reserve.

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

     Corporate Alternative Minimum Tax. For taxable years beginning after December 31, 1986, the Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating losses. For taxable years beginning after December 31, 1989, the adjustment to AMTI based on book income will be an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Company, whether or not an Alternative Minimum Tax ("AMT") is paid. The Company does not expect to be subject to the AMT.

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

ITEM 2.  PROPERTIES
-------------------

PROPERTIES

     The Company conducts its business through two offices including its main office and an operations center located in Baltimore, Maryland, and seven full service branch offices located in three counties. The following table sets forth certain information concerning the main office and each branch office of the Company at July 31, 1997. The aggregate net book value of the Company's premises and equipment was $1.8 million at July 31, 1997.

                                            Owned        Lease
                                    Year     or        Expiration
                                   Opened  Leased        Date
                                   ------  ------  -----------------
MAIN OFFICE:

211 N. Liberty Street              1986    Leased  March 2001
Baltimore, Maryland  21201

BRANCH OFFICES:

825 Dulaney Valley Road, #275      1959    Leased  December 1999
Baltimore, Maryland  21204

4371 Ebenezer Road                 1961    Leased  September 2001 (1)
Baltimore, Maryland  21236

6832 Reisterstown Road             1961    Leased  September 2011
Baltimore, Maryland  21215

206 Harundale Mall                 1962    Leased  May 1999
Glen Burnie, Maryland  21061

9469 Baltimore National Pike       1990    Leased  November 2000
Ellicott City, Maryland  21043

7848 Eastpoint Mall                1985    Leased  March 2005
Baltimore, Maryland  21224

3476 Emmorton Road                 1997    Leased  July 2017
Abington, Maryland  21009

11700 Reisterstown Road            1986    Leased  June 2006
Reisterstown, Maryland  21136

2 West Rolling Crossroads, #110    1987    Leased  October 1997 (1)
Baltimore, Maryland  21228

OPERATIONS CENTER:

5801 Moravia Boulevard             1989    Leased  September 1999
Suites 5815-5817
Baltimore, Maryland  21206

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


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

     On October 31, 1995, the Company acquired all of the outstanding common stock of the Bank, sold 2,182,125 shares of Company common stock for a purchase price of $10.00 per share and issued 1,798,402 shares of Company common stock in exchange for the Bank's outstanding common stock held by shareholders other than American National Bankshares, M.H.C. On that date, the Company's common stock began to trade on the Nasdaq National Market using the Bank's previous symbol, "ANBK." As of September 19, 1997, the Company had 855 registered stockholders of record and 3,613,011 outstanding shares of common stock. This does not reflect the number of persons whose stock is in nominee or "street" name accounts through brokers.

     The following table sets forth the high and low trading prices of the Company's common stock and dividends declared subsequent to the completion of the Offering.

                                                Dividends
                                                Declared
     Three Months Ended        High      Low    Per Share
     -----------------------  -------  -------  ---------

     January 31, 1996.......  $ 10.25  $ 9.375  $      --
     April 30, 1996.........    10.25    9.50          --
     July 31, 1996..........    10.625   9.50          --
     October 31, 1996.......    12.625   9.75         .03
     January 31, 1997.......    13.375  11.375        .03
     April 30, 1997.........    14.75   12.625        .03
     July 31, 1997..........    21.00   14.00         .03


     Payment of dividends on the Common Stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company's results of operations and financial condition, tax considerations and general economic conditions.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
--------------------------------------------------------

     Prior to October 31, 1995, the Company had no assets or operations. The following tables set forth certain consolidated financial and other data of the Company at and for the years ended July 31, 1997 and 1996, and of the Bank at and for the years ended July 31, 1995, 1994 and 1993. This information is derived in part from and should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto presented elsewhere herein. For additional information about the Company and the Bank, reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                       AT JULY 31,
                                                    ------------------------------------------------
                                                      1997      1996      1995       1994      1993
                                                    --------  --------  --------  --------  --------
SELECTED CONSOLIDATED FINANCIAL CONDITION DATA:                      (IN THOUSANDS)

Total assets................................        $502,092  $461,271  $426,174  $400,046  $383,259
Loans receivable,  net (1)..................         332,287   278,042   232,089   208,542   221,595
Mortgage-backed securities..................         101,329   100,195   156,775   117,597   102,478
Investment securities.......................          20,521    24,109    13,918     6,825     8,583
Securities available for sale...............          28,309    40,266     3,030    43,600    27,141
Cash and cash equivalents...................           5,468     4,902     5,360     7,109     5,112
Investments in real estate, net.............           5,057     5,670     5,828     5,623     6,282
Investments in and advances to
    real estate joint ventures..............             159     1,270     2,215     3,676     4,576
Deposits....................................         329,663   313,083   314,613   308,989   317,711
Borrowed funds..............................         118,369    97,269    78,475    58,197    40,968
Stockholders' equity........................          46,860    47,270    28,959    29,160    21,193

SELECTED CONSOLIDATED OPERATING DATA:

Net interest income.........................        $  5,421  $ 12,865  $ 11,746  $ 11,084  $ 11,176
Net income..................................           2,283        10     1,289       695       196

PER SHARE DATA:

  Book value per share......................        $  13.51  $  13.06  $  14.11  $  14.21      N/A
  Earnings per share (2)....................             .64       .36        --       .41      N/A
  Pro forma net income per share (2)........              --       .47      N/A        .67      N/A
  Dividends declared per share..............             .12      N/A        .40       .30      N/A
  Dividend payout ratio.....................             .19      N/A       N/A        .73      N/A

-----------------------------------
(1) Includes loans held for sale.
(2) See Note 13 of Notes to Consolidated Financial Statements.

                                                      AT OR FOR THE YEARS ENDED JULY 31,
                                                  -------------------------------------------
                                                   1997     1996     1995     1994     1993
                                                  -------  -------  -------  -------  -------

KEY FINANCIAL RATIOS AND OTHER DATA:

PERFORMANCE RATIOS:
Return on average assets (1)(2).................      .47%     .35%      --%     .33%     .18%
Return on average equity (1)(3).................     5.02     3.63      .03     4.68     3.27
Net interest rate spread (4)....................     2.71     2.44     2.48     2.56     2.73
Net interest margin (5).........................     3.19     2.93     2.87     2.89     2.97
Net interest income to noninterest expense......   122.52   128.15   125.76   120.11   127.70
Net interest income after provision for
    loan losses to total noninterest expense....   118.54   120.46    89.51    98.56    86.44
Noninterest expense to average assets...........     2.57     2.25     2.24     2.36     2.28

QUALITY RATIOS:
Nonperforming loans to total loans (6)..........      .23     1.31     3.52     1.67     3.34
Nonperforming assets to total assets (7)........      .19     1.01     2.23     1.07     2.33
Allowance for loan losses to
  nonperforming loans...........................   457.02   112.87    73.90   101.41    30.42
Allowance for loan losses to
  nonperforming assets (7)......................   378.71    94.37    66.98    85.70    26.04

EQUITY RATIOS:
Stockholders' equity to assets at period end....     9.33    10.25     6.80     7.29     5.53
Average stockholders' equity to average assets..     9.30     9.55     6.95     7.05     5.54
Average interest-earning assets to
    average interest-bearing liabilities........   110.40   110.54   108.04   107.84   105.16
OTHER DATA:
Number of full-service offices..................       10        9        9        9        9

-----------------------------------
(1) Net income for the fiscal year ended July 31, 1993, includes $583,000 representing the cumulative effect of change in accounting for income taxes.
(2) Return on average assets represents net income divided by average total assets.
(3) Return on average equity represents net income divided by average equity.
(4) Net interest rate spread represents the difference between average yield on interest-earning assets and average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(6) Nonperforming loans include nonaccrual loans and accruing loans 90 days or more delinquent.
(7) Nonperforming assets consist of nonperforming loans and foreclosed assets.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

AMERICAN NATIONAL BANCORP, INC.

     American National Bancorp, Inc. (the "Company") is a Delaware corporation that was organized in July 1995. On October 31, 1995, the Company acquired 100% of the capital stock of American National Savings Bank, F.S.B. (the "Bank"), sold 2,182,125 shares of common stock in a subscription offering for a purchase price of $10.00 per share (the "Offering"), and issued 1,798,402 shares of common stock in exchange for 927,000 shares of the Bank's common stock held by shareholders other than American National Bankshares, M.H.C. (together with the Offering, the "Conversion"). Immediately following the Conversion, the only significant assets of the Company were the common stock of the Bank and $19.3 million of the proceeds from the Offering. The Company is registered as a savings and loan holding company with the Office of Thrift Supervision (the "OTS"). At July 31, 1997, the Company had total consolidated assets of $502.1 million, total consolidated deposits of $329.7 million, and consolidated stockholders' equity of $46.9 million. The Company's executive office is located at 211 North Liberty Street, Baltimore, Maryland 21201 and its telephone number is (410) 752-0400.

AMERICAN NATIONAL SAVINGS BANK, F.S.B.

     American National Savings Bank, F.S.B. (the "Bank") is a federally chartered stock savings bank headquartered in Baltimore, Maryland. The Bank conducts operations through ten full-service offices in its market area consisting of Baltimore City and parts of the Maryland counties of Baltimore, Howard, Harford, Anne Arundel, and Carroll. The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits together with other funds, in loans collateralized by one- to four-family residential real estate, mortgage-backed securities, and, to a lesser extent, construction and land development loans, consumer loans and investment securities. In the past, the Bank also actively originated multifamily residential real estate loans and commercial real estate loans; however, originations of such loans have decreased significantly in recent years as the Bank has sought to reduce the credit risk and losses in its loan portfolio. The Bank also has reduced its involvement in real estate joint ventures due to economic conditions and changes in regulatory capital requirements.

GENERAL

     The Company's results of operations are primarily dependent on its net interest income, which is the difference between interest income earned on its loans, mortgage-backed securities, and investment portfolios, and its cost of funds consisting of interest paid on deposits and borrowed funds. The Company's net income also is affected by its provisions for losses on loans and investments in real estate, as well as the amount of noninterest income, including fees and service charges, gains or losses on sales of loans, mortgage-backed securities, investment securities, and other noninterest income, and noninterest expense, including salary and employee benefits, net occupancy, federal deposit insurance premiums, operations of investment in real estate, other noninterest expense, and income taxes. During the fiscal years ended July 31, 1997, 1996, and 1995, net interest income constituted 94.1%, 97.8% and 92.6%, of gross earnings (i.e., net interest income and noninterest income), and noninterest income constituted 5.9%, 2.2% and 7.4%, of gross earning, respectively. Net income of the Company is also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory authorities.

FINANCIAL CONDITION

     Total assets increased by $40.8 million at July 31, 1997 from $461.3 million at July 31, 1996 due largely to an increase in originations and purchases of loans during fiscal 1997. Loans receivable increased by $54.3 million, or 19.5%, to $332.3 million at July 31, 1997 from $278.0 million at July 31, 1996. Securities available for sale decreased $12.0 million, to $28.3 million at July 31, 1997 from $40.3 at July 31, 1996 due to the sale of mortgage-backed securities. Investment securities decreased by $3.6 million to $20.5 million at July 31, 1997 from the call of notes.

     Deposits increased by $16.6 million, or 5.3%, to $329.7 million at July 31, 1997 from $313.1 million at July 31, 1996. Securities sold under agreements to repurchase increased $8.2 million to $42.6 million at July 31, 1997 and advances from the Federal Home Loan Bank of Atlanta increased $12.9 million to $75.8 million at July 31, 1997. These increases were used to fund loan originations and purchases.

     Stockholders' equity decreased by $410,000, to $46.9 million due to the stock buyback and dividends paid, partially offset by net income for the year and a decrease in net unrealized holding loss on securities.

RESULTS OF OPERATIONS

     General. The Company reported net income of $2.3 million, $1.5 million and $10,000, for the fiscal years ended July 31, 1997, 1996, and 1995. The $800,000 increase for the fiscal year ended July 31, 1997 resulted from the increase in net interest income of $2.6 million, a decrease in the provision for loan losses of $272,000 and an increase in noninterest income of $675,000, partially offset by an increase in noninterest expense of $2.5 million.

Net income represented a return on average assets of .47%, .35%, and .00% and a return on average equity of 5.02%, 3.63% and .03% for the fiscal years ended July 31, 1997, 1996 and 1995, respectively.

     Interest Income. Interest income totaled $37.8 million for the fiscal year ended July 31, 1997, compared to $33.4 million for the fiscal year ended July 31, 1996. The $4.4 million, or 13.2%, increase in interest income was due to an increase of $44.9 million in average interest earning assets to $483.4 million at July 31, 1997 and a 19 basis point increase in the yield on average interest earning assets to 7.81% from 7.62%. The increase in average interest earning assets resulted primarily from a $50.7 million, or 21.1%, increase in average mortgage loans to $291.4 million from $240.7 million and a $14.8 million, or 79.1%, increase in average investment securities to $33.5 million from $18.7 million, partially offset by a $23.6 million, or 15.2%, decrease in average mortgage-backed securities.

     Interest income totaled $33.4 million for the fiscal year ended July 31, 1996, compared to $31.0 million for the fiscal year ended July 31, 1995. The $2.4 million, or 7.9%, increase in interest income for the fiscal year ended July 31, 1996 compared to the fiscal year ended July 31, 1995 was due to an increase of $27.4 million in average interest earning assets to $438.5 million from $411.1 million and a 9 basis point increase in the yield on average interest earning assets to 7.62% from 7.53%. The increase in average interest earning assets resulted primarily from a $27.0 million, or 12.6%, increase in average mortgage loans to $240.7 million from $213.7 million and a $5.6 million, or 42.7%, increase in investment securities to $18.7 million from $13.1 million, partially offset by a $7.2 million, or 4.5%, decrease in mortgage-backed securities.

     Interest Expense. Interest expense totaled $22.3 million for the fiscal year ended July 31, 1997, compared to $20.6 million for the fiscal year ended July 31, 1996. The $1.7 million increase was due to a $41.2 million, or 10.4%, increase in average interest-bearing liabilities to $437.9 million from $396.7 million, offset partially by an 8 basis point decrease in the average cost of interest-bearing liabilities to 5.10% from 5.18%. Total average deposits increased $5.9 million, or 1.9% and total borrowed funds increased $35.3 million, or 43.6%.

     Interest expense totaled $20.6 million for the fiscal year ended July 31, 1996, compared to $19.2 million for the fiscal year ended July 31, 1995. The $1.4 million increase was due to a $16.2 million, or 4.3%, increase in average interest-bearing liabilities to $396.7 million from $380.5 million, and a 13 basis point increase in the average cost of interest-bearing liabilities to 5.18% from 5.05%. Total average deposits increased $6.3 million, or 2.0% and total borrowed funds increased $9.9 million, or 14.0%.

     Net Interest Income. Net interest income increased by $2.5 million, or 19.4%, to $15.4 million for the fiscal year ended July 31, 1997, compared to $12.9 million for the fiscal year ended July 31, 1996. The increase in net interest income was primarily due to the results of operations discussed above and an increase in the Bank's interest rate spread of 27 basis points to 2.71% from 2.44%.

     Net interest income increased by $1.2 million, or 9.5%, to $12.9 million for the fiscal year ended July 31, 1996 from $11.7 million for the fiscal year ended July 31, 1995. The increase in net interest income was primarily due to the results of operations discussed above, which resulted in an increase in the ratio of average interest-earning assets to average interest-bearing liabilities to 110.54% from 108.04%, partially offset by a 4 basis point decrease in the Bank's interest rate spread to 2.44% from 2.48%.

     Provision for Loan Losses. The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Company's past loan loss experience, the volume and type of lending presently being conducted by the Company, adverse situations that may affect borrowers' ability to repay loans, estimated value of underlying loan collateral, current economic conditions in the Company's market area, and other relevant factors. Management calculates the general allowance for loan losses in part based on past experience, and in part based on specified percentages of loan balances. The allowance is reviewed by management and the Board of Directors, both of which believe that the Company's allowance for loan losses is reasonable and adequate to cover losses reasonably expected in its loan portfolio. Although management uses the best information available and its best judgment in providing for possible losses, no assurance can be given as to whether future adjustments may be necessary. The Company's allowance for loan losses was $3.6 million. or 1.0% of total loans receivable at July 31, 1997, compared to $4.4 million, or 1.5%, of total loans receivable at July 31, 1996. The Bank's provision for loan losses was $500,000 for the fiscal year ended July 31, 1997, compared to $772,000 for the fiscal year ended July 31, 1996. The decrease in the provision for loan losses reflected a reduction in nonperforming assets to $1.0 million, or .2% of total assets, at July 31, 1997 from $4.7 million, or 1.0% of total assets, at July 31, 1996.

     During the fiscal year ended July 31, 1996, the Company's provision for loan losses was $772,000, compared to $3.4 million for the fiscal year ended July 31, 1995. The decrease in the provision for loan losses for the fiscal year ended July 31, 1996, compared to the fiscal year ended July 31, 1995, reflected a reduction in nonperforming assets to $4.7 million, or 1.0% of total assets, at July 31, 1996 from $9.5 million, or 2.2% of total assets, at July 31, 1995.

     Noninterest Income. Noninterest income, consisting primarily of deposit fees, loan servicing fees and gains and losses on sales of loans, mortgage-backed securities and investments, totaled $968,000 for the fiscal year ended July 31, 1997, compared to $293,000 for the fiscal year ended July 31, 1996. The $675,000 increase was due primarily to nominal sales of securities during the fiscal year ended July 31, 1997 as compared to the sale of low yielding securities at a loss of $572,000 during the fiscal year ended July 31, 1996.

     Noninterest income totaled $293,000 for the fiscal year ended July 31, 1996 compared to $940,000 for the fiscal year ended July 31, 1995. The $647,000 decrease for the fiscal year ended July 31, 1996 compared to the fiscal year ended July 31, 1995 was due primarily to the sale of low yielding mortgage-backed and investment securities at a loss, and to a decrease in revenue from the Bank's subsidiary, American National Insurance Agency, Inc.


     Noninterest Expense.   Noninterest expense, consisting primarily of
salaries and employee benefits, occupancy and equipment, federal deposit insurance premiums and losses on investments in real estate ("REO") increased $2.5 million to $12.6 million in fiscal 1997 from $10.0 million in fiscal 1996. The increase was due to an increase in equity in net loss of real estate joint ventures of $414,000 as additional loss on the investment in Quarterfield Farms Joint Venture, as well as the Federal Deposit Insurance Corporation ("FDIC") one-time special assessment to recapitalize the Savings Association Insurance Fund. On September 30, 1996, legislation was enacted and signed into law which provided a resolution to the disparity in the Bank Insurance Fund/Savings Association Insurance Fund ("SAIF") premiums. In particular, SAIF-insured institutions paid a one-time assessment of 65.7 cents on every $100 of deposits held at March 31, 1995. As a result of the new law, the Company paid approximately $2.1 million. The special assessment is tax deductible, therefore, the cost, net of income tax benefits, is approximately $1.4 million. The Company has made a one-time charge to earnings of this amount for the fiscal quarter ended October 31, 1996. Also, beginning January 1, 1997, the previous annual minimum premium of 23 basis points was reduced to 6.5 basis points.

     Noninterest expense, totaled $10.0 million for the fiscal year ended July 31, 1996 compared to $9.3 million for the fiscal year ended July 31, 1995. The $700,000 increase for the fiscal year ended July 31, 1996 compared to the fiscal year ended July 31, 1995 was the result of increased advertising expense for mortgage and consumer loans and deposits, salary increases, as well as costs associated with the formation of the ESOP.

     Income Taxes. The Company's income tax provisions (benefit) were $1,019,000, $801,000 and $(50,000), in the fiscal years ended July 31, 1997,
1996, and 1995, respectively. The effective tax rates for 1997 and 1996 were 30.9% and 34.1%, respectively.

AVERAGE BALANCE SHEET

     The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the years indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years presented. Average balances are derived from daily average balances.

                                                                               YEARS ENDED JULY 31,
                                              --------------------------------------------------------------------------------------

                                                          1997                          1996                        1995
                                              ----------------------------  ---------------------------  ---------------------------
                                                                  AVERAGE                                AVERAGE            AVERAGE
                                              AVERAGE              YIELD/   AVERAGE             YIELD/   AVERAGE             YIELD/
                                              BALANCE   INTEREST    COST    BALANCE   INTEREST   COST    BALANCE   INTEREST   COST
                                              --------  --------  --------  --------  --------  -------  --------  --------  -------
                                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
    Mortgage loans (1)......................  $291,446   $24,783     8.50%  $240,713   $20,652    8.58%  $213,701   $18,120    8.48%

    Consumer and other loans................    16,194     1,397     8.63     13,377     1,102    8.24     11,932       916    7.68
    Mortgage-backed securities (2)..........   131,390     8,364     6.37    154,945     9,630    6.22    162,178    10,355    6.38
    Investment securities  (3)..............    33,549     2,437     7.26     18,749     1,255    6.70     13,139       831    6.32
    Other (4)...............................    10,815       770     7.12     10,742       779    7.25     10,158       747    7.35
                                              --------   -------     ----   --------   -------    ----   --------   -------  ------
        Total interest-earning assets.......   483,394    37,751     7.81    438,526    33,418    7.62    411,108    30,969    7.53
                                                         -------                       -------                      -------
Noninterest-earning assets..................     6,108                         6,986                        5,896
                                              --------                      --------                     --------
        Total assets........................  $489,502                      $445,512                     $417,004
                                              ========                      ========                     ========

Interest-bearing liabilities:
  Deposits:
    Passbook accounts.......................  $ 40,328     1,221     3.03   $ 41,468     1,230    2.97   $ 43,347     1,332    3.07
    NOW accounts............................    16,088       242     1.51     15,356       237    1.54     14,675       240    1.64
    Money accounts..........................    42,039     1,388     3.30     45,601     1,511    3.31     51,652     2,008    3.89
    Certificates of deposit.................   223,269    12,803     5.73    213,428    12,847    6.02    199,922    11,343    5.67
                                              --------   -------     ----   --------   -------    ----   --------   -------  ------
        Total deposits......................   321,724    15,654     4.87    315,853    15,825    5.01    309,596    14,923    4.82
                                              --------   -------     ----   --------   -------    ----   --------   -------  ------
  Borrowings:
    Advances from Federal Home
      Loan Bank.............................    77,623     4,465     5.75     46,851     2,770    5.91     50,182     3,084    6.15
    Securities sold under agreements to
      repurchase............................    38,522     2,211     5.74     34,005     1,958    5.76     20,741     1,216    5.86
                                              --------   -------     ----   --------   -------    ----   --------   -------  ------
        Total borrowed funds................   116,145     6,676     5.75     80,856     4,728    5.85     70,923     4,300    6.06
                                              --------   -------     ----   --------   -------    ----   --------   -------  ------
        Total interest-bearing liabilities..   437,869    22,330     5.10    396,709    20,553    5.18    380,519    19,223    5.05
Noninterest-bearing liabilities.............     6,114                         6,245                        7,512
                                              --------                      --------                     --------
            Total liabilities...............   443,983                       402,954                      388,031
Stockholders' equity........................    45,519                        42,558                       28,973
                                              --------                      --------                     --------
            Total liabilities and
                stockholders' equity........  $489,502                      $445,512                     $417,004
                                              ========                      ========                     ========
Net interest income.........................             $15,421                       $12,865                      $11,746
                                                         =======                       =======                      =======
Net interest rate spread (5)................                         2.71%                        2.44%                        2.48%
                                                                     ====                         ====                         ====
Net interest margin (6).....................                         3.19%                        2.93%                        2.86%
                                                                     ====                         ====                         ====
Ratio of average interest-earning
    assets to average interest-bearing
    liabilities.............................                       110.40%                      110.54%                      108.04%
                                                                   ======                       ======                       ======

--------------------------------------------
(1)  Includes nonperforming loans.
(2) Includes mortgage-backed securities available for sale. Separate yields for available-for-sale portfolio are not available as the income from the available-for-sale securities has not historically been segregated from the income from the held-to-maturity securities.
(3) Includes investment securities available for sale. Separate yields for available-for-sale portfolio are not available as the income from the available-for-sale securities has not historically been segregated from the income from the held-to-maturity securities.
(4) Includes interest-bearing deposits in other financial institutions, federal funds sold, securities purchased under agreements to resell, Federal Home Loan Bank stock, and ground rents.
(5) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

RATE/VOLUME ANALYSIS

     The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in average volume (changes in average volume multiplied by old rate); (ii) changes in rates (changes in rate multiplied by old average volume); and (iii) changes in rate-volume (changes in rate multiplied by the change in average volume); and (iv) the net change.



                                                                           YEARS ENDED JULY 31,
                                         -----------------------------------------------------------------------------------
                                                1997 VS. 1996                                        1996 VS. 1995
                                         -------------------------------------------  --------------------------------------
                                               INCREASE/(DECREASE)                      INCREASE/(DECREASE)
                                                     DUE TO                                   DUE TO
                                         -------------------------------    TOTAL     --------------------------    TOTAL
                                                                 RATE/     INCREASE                       RATE/    INCREASE
                                           VOLUME      RATE     VOLUME    (DECREASE)  VOLUME     RATE    VOLUME   (DECREASE)
                                         ----------  --------  ---------  ----------  -------  --------  -------  ----------
                                                                              (IN THOUSANDS)

Interest income:
     Mortgage loans.....................     $ 4,353     $(183)      $(39)    $ 4,131   $2,291     $ 214     $ 27      $2,532
    Consumer and other loans...........         232        52         11         295      111        67        8         186
    Mortgage-backed securities.........      (1,464)      234        (36)     (1,266)    (462)     (276)      13        (725)
    Investment securities..............         991       107         84       1,182      354        49       21         424
    Other interest-earning assets......           5       (14)        --          (9)      43       (10)      (1)         32
                                            -------     -----       ----     -------   ------     -----     ----      ------
        Total interest-earning assets..     $ 4,117     $ 196       $ 20     $ 4,333   $2,337     $  44     $ 68      $2,449
                                            =======     =====       ====     =======   ======     =====     ====      ======

Interest expense:
    Passbook...........................     $   (34)    $  25       $ (1)    $   (10)  $  (58)    $ (46)    $  2      $ (102)
    NOW................................          11        (5)        --           6       11       (13)      (1)         (3)
    Money fund.........................        (118)       (4)        --        (122)    (235)     (297)      35        (497)
    Certificate........................         592      (609)       (28)        (45)     766       691       47       1,504
    Advances from FHLB.................       1,820       (76)       (49)      1,695     (205)     (117)       8        (314)
    Reverse repurchase agreements......         260        (6)        (1)        253      777       (21)     (14)        742
                                            -------     -----       ----     -------   ------     -----     ----      ------
        Total interest-bearing
            liabilities................     $ 2,531     $(675)      $(79)    $ 1,777   $1,056     $ 197     $ 77      $1,330
                                            =======     =====       ====     =======   ======     =====     ====      ======

Change in net interest income..........     $ 1,586     $ 871       $ 99     $ 2,556   $1,281     $(153)    $ (9)     $1,119
                                            =======     =====       ====     =======   ======     =====     ====      ======


ASSET AND LIABILITY MANAGEMENT-INTEREST RATE SENSITIVITY ANALYSIS

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to positively affect net interest income. Similarly, during a period of falling interest rates, a negative gap would tend to positively affect net interest income while a positive gap would tend to adversely affect net interest income.

     The Company's deposit accounts typically react more quickly to changes in market interest rates than interest-earning assets such as fixed rate mortgage loans, because of the relatively shorter maturities of deposits. When interest rates are rising, interest expense will increase more rapidly than interest income if a higher volume of interest-bearing liabilities than interest-earning assets reprice to higher interest rates. In a falling interest rate environment, interest income will decrease less rapidly than interest expense if a higher volume of interest-bearing liabilities than interest-earning assets reprice to lower interest rates.

     Management seeks to manage the Company's interest rate risk exposure by monitoring the levels of interest rate sensitive assets and liabilities while maintaining an acceptable interest rate spread. To reduce the potential volatility of the Company's earnings in a changing interest rate environment, the Company invests in mortgage-backed securities that have adjustable rates and/or relatively short expected terms. At July 31, 1997, $99.4 million, or 78.5%, of the Company's $126.6 million of mortgage-backed securities had adjustable interest rates. The Company also originates adjustable-rate loans, and from time to time may purchase ARM loans. During the fiscal year ended July 31, 1997, the Company purchased $20.7 million of adjustable-rate one- to four-family mortgage loans. At July 31, 1997, $97.9 million, or 28.0%, of the Company's one- to four family mortgage loans receivable had adjustable interest rates. The Company also seeks to reduce the term of its interest-earning assets by offering fixed-rate one-to four-family mortgage loans with terms of 15 years or less.

     In addition, the Company manages its interest-bearing liabilities by offering competitive interest rates on deposit accounts and pricing certificates of deposit to provide customers with incentives to choose certificates of deposit with longer terms. At July 31, 1997, time deposits maturing beyond 12 months totaled $95.5 million, or 42.3%, of the Company's total time deposits.

     At July 31, 1997, the Company's total interest-bearing liabilities maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $30.0 million, representing a cumulative one-year gap ratio of negative 6.0%. The Company's gap measures indicate that net interest income is moderately exposed to increases in interest rates. In a rising interest rate environment, the Company's net interest income may be adversely affected as liabilities would reprice to higher market rates more quickly than assets. This effect would be compounded because the prepayment speeds of the Company's long-term fixed-rate assets would decrease in a rising interest rate environment. Although the Company could reduce its exposure to interest rate risk by investing more of its assets in short-term securities and adjustable-rate mortgage-backed securities, management believes that the benefits of such a strategy would be outweighed by the loss of earnings from an increased concentration on short-term and adjustable-rate investments, which may offer lower yields.

     The Company has an Asset-Liability Management Committee, which is responsible for reviewing the Company's asset and liability policies. Management presently monitors and evaluates the potential impact of interest rate movements upon the market value of portfolio equity and the level of net interest income on a quarterly basis. This evaluation is performed in compliance with OTS regulations and is compared to Board-established limits to ensure that interest rate risk is maintained within these guidelines. The Committee meets quarterly and reports quarterly to the Board of Directors on interest rate risks and trends, as well as liquidity and capital ratios and regulatory requirements.

     Gap Table. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at July 31, 1997, that are expected to reprice or mature, based upon certain assumptions, in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of term or repricing or the contractual terms of the asset or liability.


                                                                        AT JULY 31, 1997
                                             -----------------------------------------------------------------------
                                              WITHIN       1-3        3-5       5-10      10-20    OVER 20
                                              1 YEAR      YEARS      YEARS      YEARS     YEARS     YEARS    TOTAL
                                             --------   --------   --------   -------   --------   -------  --------
                                                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Real Estate Mortgages:
  Adjustable Rate..........................  $ 94,691   $ 26,990   $ 23,385   $ 5,443   $     --   $    --  $150,509
  Fixed (1)................................    29,687     35,532     25,598    35,038     26,295     6,910   159,060
 Consumer..................................    13,420      4,510      3,670       865        253        --    22,718
 Mortgage-backed securities................    92,410      4,293      1,921     2,208        452        45   101,329
 Investment securities.....................     5,820         --         --     7,952      6,749        --    20,521
 Securities available for sale.............    12,900      8,238      3,451     1,469      2,251        --    28,309
 Other interest-earning assets (2).........     6,508         --         --        --         --     4,892    11,400
                                             --------   --------   --------   -------   --------   -------  --------
   Total interest-earning assets...........   255,436     79,563     58,025    52,975     36,000    11,847   493,846

Rate sensitive liabilities:
 Passbook accounts.........................    31,435      4,378      2,084     1,598        289         7    39,791
 NOW accounts..............................     8,940      2,022      1,336     1,679        807       115    14,899
 Money accounts............................    38,908      5,418      2,580     1,978        357         9    49,250
 Certificates of deposit...................   130,188     55,405     26,774    13,356         --        --   225,723
 Borrowings................................    75,976     29,293     11,000     1,350        750        --   118,369
                                             --------   --------   --------   -------   --------   -------  --------
    Total interest-bearing liabilities.....   285,447     96,516     43,774    19,961      2,203       131   448,032
                                             --------   --------   --------   -------   --------   -------  --------

Interest sensitivity gap...................   (30,011)   (16,953)    14,251    33,014     33,797    11,716    45,814
                                             ========   ========   ========   =======   ========   =======  ========
Cumulative interest-sensitivity gap........   (30,011)   (46,964)   (32,713)      301     34,098    45,814    45,814
                                             ========   ========   ========   =======   ========   =======  ========
Cumulative interest-sensitivity gap
 to total assets...........................      (6.0)%     (9.4)%     (6.5)%      .1%       6.8%      9.1%
Ratio of interest-earning assets to
 interest-bearing liabilities..............      89.5       82.4      132.6     265.4    1,634.1   9,043.5
Cumulative ratio of interest sensitive
 assets to interest sensitive liabilities..      89.5       87.7       92.3     100.1      107.6     110.2

---------------------------------
(1)  Includes loans held for sale.
(2) Includes federal funds sold, interest-bearing deposits in other banks, Federal Home Loan Bank stock, and ground rents.


     The above table was prepared based on the Company's historical experience and OTS decay rate assumptions. Management believes that the assumptions used to prepare the table approximate the standards used in the savings industry, and considers the assumptions appropriate and reasonable. However, certain shortcomings are inherent in the analysis presented by the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of or lag behind changes in market interest rates. Additionally, certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Moreover, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.

     Net Portfolio Value. The OTS has adopted a rule that incorporates an interest rate risk ("IRR") component into the risk-based capital rules. The IRR component is a dollar amount that will be deducted from total capital for the purpose of calculating an institution's risk-based capital requirement and is measured in terms of the sensitivity of its net portfolio value ("NPV") to changes in interest rates. NPV is the difference between discounted incoming and outgoing cash flows from assets, liabilities, and off-balance sheet contracts. An institution's IRR is measured as the change to its NPV as a result of a hypothetical 200 basis point change in market interest rates. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. The rule provides that the OTS will calculate the IRR component quarterly for each institution from the institution's Thrift Financial Reports. The OTS has deferred for the present time the date on which the IRR component is to be deducted from total capital. The following table presents the Bank's NPV as of June 30, 1997, as calculated by the OTS, based on information provided to the OTS by the Bank.



   CHANGE IN                                             CHANGE IN NPV
INTEREST RATES           NET PORTFOLIO VALUE               AS A % OF
IN BASIS POINTS  ----------------------------------     ESTIMATED MARKET
 (RATE SHOCK)     AMOUNT     $ CHANGE     % CHANGE      VALUE OF ASSETS
---------------  --------   ----------   ----------    -----------------
                          (DOLLARS IN THOUSANDS)

     400         $17,007    $(34,291)       (67)%             6.79%
     300          25,680     (25,619)       (50)              5.07
     200          34,707     (16,591)       (32)              3.28
     100          43,354      (7,945)       (15)              1.57
    Static        51,298          --         --                 --
    (100)         57,920       6,622         13               1.31
    (200)         60,709       9,410         18               1.86
    (300)         62,362      11,063         22               2.19
    (400)         64,667      13,369         26               2.65

     As shown by the table above, increases in interest rates will result in net decreases in the Bank's NPV, while decreases in interest rates will result in smaller net increases in the Bank's NPV. As is the case with the gap table, certain shortcomings are inherent in the methodology used in the above table. Modeling changes in NPV requires the making of certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements do provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5%. The Bank's liquidity ratio averaged 6.2% during the month of July 1997. In addition the Bank is required to maintain short term liquid assets of at least 1% of the Bank's average daily balance of net withdrawable deposit accounts and current borrowings. The Bank adjusts liquidity as appropriate to meet its asset and liability management objectives. Certain mortgage-backed securities, time deposits, federal funds sold and other assets outstanding at July 31, 1997, 1996, and 1995, that qualify for liquidity amounted to $23.5 million, $11.9 million, and $26.4 million, respectively. At July 31, 1997, the Bank was in compliance with such liquidity requirements.

     The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, FHLB advances and other borrowings, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in federal funds, and other short-term interest-earning and other assets, which provide liquidity to meet lending requirements.

     The Company's borrowings increased to $118.4 million at July 31, 1997 and an average of $116.1 million for the fiscal year ended July 31, 1997. The $21.1 million increase was used to fund loan originations and purchases. The Company's borrowings increased to an average of $80.9 million for the fiscal year ended July 31, 1996, from an average of $70.9 million for the fiscal year ended July 31, 1995. The Company's deposits increased to $329.7 million at July 31, 1997, from an average of $315.9 million over the fiscal year ended July 31, 1996.

     The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $4.0 million, $5.4 million and $1.8 million, for the fiscal years ended July 31, 1997, 1996, and 1995, respectively and are primarily determined by the aforementioned results of operations and the timing of cash receipts and disbursements.

     Net cash used in investing activities consisted primarily of disbursements for purchases of mortgage-backed securities, loan originations and purchases, and purchases of investment securities, offset by proceeds from the sales and repayments of mortgage-backed securities, loan principal repayments, and sales and maturities of investment securities totaled $39.9 million, $39.8 million and $29.4 million for the fiscal years ended July 31, 1997, 1996, and 1995, respectively. Disbursements for purchases of mortgage-backed securities totaled $9.1 million, $42.7 million and $17.4 million for the years ended July 31, 1997, 1996, and 1995, respectively. Disbursements for loans originated and purchased were $107.7 million, $94.4 million and $58.3 million for the years ended July 31, 1997, 1996, and 1995, respectively. Disbursements for purchases of investment securities totaled $11.0 million, $29.2 million and $7.8 million for the years ended July 31, 1997, 1996 and 1995, respectively. Proceeds from the sales and repayments of mortgage-backed securities totaled $16.5 million $67.9 million and $18.1 million for the years ended July 31, 1997, 1996, and 1995, respectively. Proceeds from loan principal repayments totaled $48.2 million, $40.7 million and $27.8 million for the years ended July 31, 1997, 1996 and 1995, respectively. Proceeds from the sales and maturities of investment securities totaled $18.5 million, $12.0 million and $1.9 million for the years ended July 31, 1997, 1996 and 1995, respectively.

     Net cash provided by financing activities consisting primarily of net activity in deposit accounts, proceeds from funding and repayments of FHLB advances, and net activity in securities sold under agreements to repurchase totaled $36.4 million, $33.9 million and $25.8 million for the fiscal years ended July 31, 1997, 1996 and 1995, respectively. Additionally, on October 31, 1995, the Company completed its conversion to a stock holding company and received net proceeds of $19.3 million. The net increase (decrease) in deposits was $16.6 million, ($1.5) million and $5.6 million for the years ended July 31, 1997, 1996 and 1995, respectively. The activity in net proceeds (repayments) from FHLB advances was $12.9 million, $18.7 million and $(6.6) million for the years ended July 31, 1997, 1996 and 1995, respectively. The net increase in securities sold under agreements to repurchase was $8.2 million, $107,000 and $26.9 million for the years ended July 31, 1997, 1996 and 1995, respectively.

     Federal regulations require thrift institutions to maintain certain minimum levels of regulatory capital. The regulatory capital regulations require minimum levels of tangible and core capital of 1.5% and 3%, respectively, of adjusted total assets and risk-based capital of 8% of risk-weighted assets. The Bank was in compliance with the regulatory capital requirements with tangible, core and risk-based capital ratios of approximately 8.65%, 8.65% and 18.28%, respectively, at July 31, 1997.

     The Bank has other sources of liquidity, including a $120 million line of credit with the FHLB. At July 31, 1997, the Bank's FHLB advances totaled $75.8 million.

IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS

     Earnings Per Share. In February 1997, the FASB issued SFAS No. 128, Earnings Per Share ("SFAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and replaces the presentation of primary EPS with a presentation of basic EPS. It requires dual presentation of basic and diluted EPS on the face of the consolidated statement of income and reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Earlier application is not permitted but disclosure for pro forma EPS amounts computed using the standards established by SFAS No. 128 is permitted for periods ending prior to the effective date. Adoption of SFAS No. 128 would not have a material effect on current earnings per share disclosures.

     Reporting Comprehensive Income. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income.

     SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. Earlier application is permitted. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement.

     In June 1997, the FASB issued No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders.

     SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Earlier application is encouraged. Management has not determined when it will adopt the provisions of SFAS No. 131 but believes that it will not have a material effect on the Company's financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

American National Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
July 31, 1997 and 1996

                   Assets                                                   1997      1996
                   ------                                                 --------   -------
                                                                            (In Thousands)
Cash:
  On hand and due from banks                                              $  3,155     2,671
  Interest-bearing deposits                                                  2,313     1,837
Federal funds sold                                                              --       394
Securities available for sale, at fair value (note 2)                       28,309    40,266
Investment securities, fair value of $20,669 and
  $23,651, respectively (note 3)                                            20,521    24,109
Mortgage-backed securities, fair value of $101,902
  and $97,627, respectively (notes 4 and 11)                               101,329   100,195
Loans receivable, net (notes 5 and 11)                                     332,287   278,042
Federal Home Loan Bank stock, at cost (note 17)                              4,195     3,141
Investments in real estate, net (note 6)                                     5,057     5,670
Investments in and advances to real estate joint ventures (note 7)             159     1,270
Property and equipment, net (note 8)                                         1,792     1,198
Prepaid expenses and other assets                                              728       612
Deferred income taxes (note 12)                                              2,247     1,866
                                                                          --------   -------
                                                                          $502,092   461,271
                                                                          ========   =======
     Liabilities and Stockholders' Equity
     ------------------------------------
Liabilities:
  Deposits (note 9)                                                       $329,663   313,083
  Securities sold under agreements to repurchase  (note 10)                 42,596    34,445
  Advances from the Federal Home Loan Bank of Atlanta (note 11)             75,773    62,824
  Drafts payable                                                             3,076       859
  Advance payments by borrowers for taxes and insurance                      2,043     1,760
  Income taxes payable                                                         877        --
  Accrued expenses and other liabilities                                     1,204     1,030
                                                                          --------   -------
      Total liabilities                                                    455,232   414,001
                                                                          --------   -------
Stockholders' equity (notes 13 and 17):
  Serial preferred stock, 1,000,000 shares authorized, none issued.             --        --
  Common stock, $.01 par value, 8,000,000 shares authorized, 3,980,500
    shares issued and 3,613,011 and 3,781,475 shares outstanding                40        40
  Additional paid-in capital                                                30,677    30,705
  Unearned common stock acquired by management recognition
    and retention plans (MRRP)                                                (903)      (77)
  Unearned employee stock ownership plan (ESOP) shares                      (1,440)   (1,629)
  Treasury stock at cost, 367,489 and 199,025 shares at July 1997 and
    1996, respectively                                                      (4,145)   (2,040)
  Retained income -- substantially restricted                               23,740    21,970
  Net unrealized holding loss on securities, net of income taxes            (1,109)   (1,699)
                                                                          --------   -------
      Total stockholders' equity                                            46,860    47,270
Commitments (notes 5, 8, 13 and 14)
                                                                          --------   -------
                                                                          $502,092   461,271
                                                                          ========   =======

See accompanying notes to consolidated financial statements.

American National Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended July 31, 1997, 1996 and 1995

                                                                1997     1996     1995
                                                              --------  -------  -------
                                                                    (In Thousands)
Interest income:
 Loans receivable                                             $26,180   21,754   19,036
 Mortgage-backed securities                                     8,364    9,630   10,355
 Investment securities                                          2,437    1,255      831
 Other                                                            770      779      747
                                                              -------   ------   ------
   Total interest income                                       37,751   33,418   30,969
                                                              -------   ------   ------
Interest expense:
 Deposits (note 9)                                             15,654   15,825   14,923
 Borrowed funds                                                 6,676    4,728    4,300
                                                              -------   ------   ------
   Total interest expense                                      22,330   20,553   19,223
                                                              -------   ------   ------
   Net interest income                                         15,421   12,865   11,746
Provision for loan losses (note 5)                                500      772    3,386
                                                              -------   ------   ------
   Net interest income after provision for loan losses         14,921   12,093    8,360
                                                              -------   ------   ------
Noninterest income:
 Fees and service charges                                         805      640      592
 Gain (loss) on sales of:
  Loans receivable, net                                            23       41       20
  Mortgage-backed securities, net                                  (7)    (558)      (5)
  Investment securities, net                                      (59)     (14)      15
 Other                                                            206      184      318
                                                              -------   ------   ------
   Total noninterest income                                       968      293      940
                                                              -------   ------   ------
Noninterest expenses:
 Salaries and employee benefits                                 4,715    4,276    4,066
 Net occupancy                                                  1,320    1,341    1,300
 Professional services                                            452      380      399
 Advertising                                                      794      684      442
 Federal deposit insurance premiums                             2,457      772      809
 Furniture, fixtures and equipment                                487      324      286
 Equity in net loss of real estate joint ventures (note 7)        607      193      288
 Loss on investments in real estate (note 6)                       53      390      330
 Other                                                          1,702    1,679    1,420
                                                              -------   ------   ------
   Total noninterest expenses                                  12,587   10,039    9,340
                                                              -------   ------   ------
   Income (loss) before income taxes                            3,302    2,347      (40)
Income tax provision (benefit) (note 12)                        1,019      801      (50)
                                                              -------   ------   ------
   Net income                                                 $ 2,283    1,546       10
                                                              =======   ======   ======
Net income per share of common stock (note 13):
 From date of conversion                                          .64      .36       --
                                                              =======   ======   ======
 Proforma                                                         N/A      .47      N/A
                                                              =======   ======   ======

See accompanying notes to consolidated financial statements.

American National Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended July 31, 1997, 1996 and 1995

                                                                  Unearned
                                                                  common                                      Net
                                                                  stock                                    unrealized
                                                     Additional  acquired Unearned                           holding
                                           Common     paid-in       by      ESOP     Treasury   Retained     loss on
                                           stock      capital      MRRP    shares      stock     income    securities    Total
                                          --------  -----------  -------- ---------  ---------  ---------  -----------  -------
                                                                             (In Thousands)
Balance at July 31, 1994                  $ 2,052        7,652     (177)        --         --     21,081       (1,448)  29,160
Change in net unrealized loss
  on securities, net of
  income taxes (note 2)                        --           --       --         --         --         --          115      115
Amortization of net unrealized
  holding loss (note 4)                        --           --       --         --         --        (58)          58       --
Cash dividends declared (note 13)              --           --       --         --         --       (371)          --     (371)
MRRP expense                                   --           --       45         --         --         --           --       45
Net income                                     --           --       --         --         --         10           --       10
                                          -------   ----------   ------   --------   --------     ------   ----------   ------
Balance at July 31, 1995                    2,052        7,652     (132)        --         --     20,662       (1,275)  28,959
Change in net unrealized
  loss on securities,
  net of income taxes
  (note 2)                                     --           --       --         --         --         --         (570)    (570)
Amortization of net unrealized
  holding loss (note 4)                        --           --       --         --         --       (146)         146       --
Proceeds from common stock
  offering, net of expenses
  (note 13)                                (2,012)      23,052       --         --         --         --           --   21,040
Cash dividends declared (note 13)              --           --       --         --         --        (92)          --      (92)
MRRP expense                                   --           --       55         --         --         --           --       55
Borrowings for employee
  stock ownership plan
  (ESOP) (note 15)                             --           --       --     (1,746)        --         --           --   (1,746)
Compensation expense ESOP -
  (note 15)                                    --            1       --        117         --         --           --      118
Purchase of common stock                       --           --       --         --     (2,040)        --           --   (2,040)
Net income                                     --           --       --         --         --      1,546           --    1,546
                                          -------   ----------   ------   --------   --------     ------   ----------   ------
Balance at  July 31, 1996                      40       30,705      (77)    (1,629)    (2,040)    21,970       (1,699)  47,270
Change in net unrealized loss
  on securities, net of income
  taxes (note 2)                               --           --       --         --         --         --          510      510
Amortization of net unrealized
  holding loss (note 4)                        --           --       --         --         --        (80)          80       --
Cash dividends declared (.12)
  (note 13)                                    --           --       --         --         --       (433)          --     (433)
Common stock acquired by MRRP                  --           --   (1,096)        --         --         --           --   (1,096)
MRRP expense                                   --           --      270         --         --         --           --      270
Compensation expense - ESOP
  (note 15)                                    --           77       --        189         --         --           --      266
Exercise of stock options                      --         (105)      --         --        211         --           --      106
Purchase of common stock                       --           --       --         --     (2,316)        --           --   (2,316)
Net income                                     --           --       --         --         --      2,283           --    2,283
                                          -------   ----------   ------   --------   --------     ------   ----------   ------
Balance at July 31, 1997                  $    40       30,677     (903)    (1,440)    (4,145)    23,740       (1,109)  46,860
                                          =======   ==========   ======   ========   ========     ======   ==========   ======

See accompanying notes to consolidated financial statements.

American National Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended July 31, 1997, 1996 and 1995

                                                                  1997      1996      1995
                                                               ---------  --------  --------
                                                                      (In Thousands)

Cash flows from operating activities:
 Net income                                                    $  2,283     1,546        10
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     542       532       483
   Noncash compensation under stock-based
     benefit plans                                                  536       173        45
   Amortization of loan fees                                       (424)     (398)     (437)
   Amortization of premiums and discounts, net                      324       177       (38)
   Provision for losses on loans and
     investments in real estate                                     512       930     3,430
   Loss (gain) on sales of assets, net                               43       531       (30)
   Loans originated for sale                                     (4,842)   (2,754)   (3,990)
   Sales of loans originated for sale                             4,451     4,194     2,159
   Deferred income taxes                                           (844)      409      (138)
   (Increase) decrease in prepaid expenses and other assets        (116)       12       202
   Increase in accrued expenses and other liabilities               174        43       163
   Decrease (increase) in income taxes receivable                    --       380      (112)
   Increase in income taxes payable                                 877        --        --
   Other, net                                                       488      (338)       66
                                                               --------   -------   -------
     Net cash provided by operating activities                    4,004     5,437     1,813
                                                               --------   -------   -------
Cash flows from investing activities:
 Sales of investment securities available for sale                3,941       969     1,015
 Maturities of investment securities available for sale              --        --       842
 Purchases of investment securities available for sale               --    (2,000)     (842)
 Sales of mortgage-backed securities available for sale           7,972    56,036     3,100
 Repayments of mortgage-backed securities available
  for sale                                                        3,776     4,082       432
 Purchases of mortgage-backed securities available
  for sale                                                       (3,164)  (10,989)   (3,894)
 Maturities and redemptions of investment securities             14,520    11,000        --
 Purchases of investment securities                             (11,040)  (27,176)   (6,983)
 Repayments of mortgage-backed securities                         4,743     7,741    14,569
 Purchases of mortgage-backed securities                         (5,984)  (31,714)  (13,470)
 Loan principal repayments                                       48,197    40,659    27,763
 Loan originations                                              (75,448)  (73,671)  (43,092)
 Loan purchases                                                 (27,414)  (17,972)  (11,216)
 Increase in deferred loan fees, net                                564       515       533
 Federal Home Loan Bank stock purchases, net                     (1,054)     (227)       --
                                                                                 (Continued)

See accompanying notes to consolidated financial statements.

American National Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           1997       1996       1995
                                                        ----------  ---------  ---------
                                                                 (In Thousands)
Cash flows from investing activities, continued:
 Decrease in investments in real estate                 $   1,144      2,960      1,151
 Decrease in investments in and advances to
  real estate joint ventures                                  504        752      1,173
 Purchases of property and equipment                       (1,136)      (764)      (438)
                                                        ---------   --------   --------
     Net cash used in investing activities                (39,879)   (39,799)   (29,357)
Cash flows from financing activities:
 Net increase (decrease) in deposits                       16,580     (1,530)     5,624
 Net increase in securities sold under
  agreements to repurchase                                  8,151        107     26,871
 Proceeds from Federal Home Loan Bank advances            164,376    215,147    123,698
 Repayment of Federal Home Loan Bank
  advances                                               (151,427)  (196,460)  (130,291)
 Increase (decrease) in drafts payable                      2,217       (429)       111
 Increase (decrease) in advance payments
  by borrowers for taxes and insurance                        283        (92)       153
 Proceeds from common stock offering, net                      --     21,040         --
 Common stock acquired by ESOP                                 --     (1,746)        --
 Dividends paid on common stock                              (433)       (93)      (371)
 Purchase of treasury stock                                (2,316)    (2,040)        --
 Proceeds from exercise of options                            106         --         --
 Purchase of stock to fund 1996 MRRP                       (1,096)        --         --
                                                        ---------   --------   --------
     Net cash provided by financing activities             36,441     33,904     25,795
                                                        ---------   --------   --------
Net increase (decrease) in cash and cash equivalents          566       (458)    (1,749)
Cash and cash equivalents at beginning  of year             4,902      5,360      7,109
                                                        ---------   --------   --------
Cash and cash equivalents at end of year                $   5,468      4,902      5,360
                                                        =========   ========   ========

Supplemental information:
 Interest paid on deposits and borrowed funds           $  22,390     20,457     19,152
 Income taxes paid (received), net                      $     946       (104)       165
                                                        =========   ========   ========

Noncash activities:
 Loans transferred to real estate acquired
  through foreclosure                                   $     543      2,960      1,400
                                                        =========   ========   ========

See accompanying notes to consolidated financial statements.

American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 1997, 1996, and 1995


(1)  Description of Business, Summary of Significant Accounting Policies and
     -----------------------------------------------------------------------
     Other Matters
     -------------

     Description of Business
     -----------------------

     American National Bancorp, Inc. (the Company) is the holding company of American National Savings Bank, F.S.B. (the Bank). The Bank provides a full range of banking services to individual and corporate customers through its subsidiaries and branch offices in Maryland. The Bank is subject to competition from other financial and mortgage institutions. The Bank is subject to the regulations of certain agencies of the federal government and undergoes periodic examination by those agencies.

     Basis of Presentation
     ---------------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank and the Bank's subsidiaries, American National Insurance Agency, Inc. (ANIA), ANSB Corporation and National Development Corporation (NDC). ANIA acts as agent in offering annuity and mortgage life insurance products to customers of the Company. ANSB Corporation was incorporated in June 1994 for the purpose of holding investment securities for the Company. NDC is a partner in various real estate joint ventures formed for the purpose of acquiring and developing real estate for sale. All significant intercompany accounts and transactions have been eliminated in consolidation.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and income and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of investments in real estate. In connection with these determinations, management obtains independent appraisals for significant properties and prepares fair value analyses as appropriate.

     Management believes that the allowances for losses on loans and investments in real estate are adequate. While management uses available information to recognize losses on loans and investments in real estate, future additions to the allowances may be necessary based on changes in economic conditions, particularly in the State of Maryland. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and investments in real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of Business, Summary of Significant Accounting Policies and
     -----------------------------------------------------------------------
     Other Matters, Continued
     ------------------------

     Investment and Mortgage-Backed Securities
     -----------------------------------------

     Debt securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost. Debt and equity securities that are purchased and held principally for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in earnings. All other debt and equity securities are considered available for sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of tax effects).

     If a decline in value of an individual security classified as held to maturity or available for sale is judged to be other than temporary, the cost basis of that security is reduced to its fair value and the amount of the write-down is included in earnings. Fair value is determined based on bid prices published in financial newspapers or bid quotations received from securities dealers. For purposes of computing realized gains or losses on the sales of investments, cost is determined using the specific identification method. Premiums and discounts on investment and mortgage-backed securities are amortized over the term of the security using methods that approximate the interest method.

     On August 8, 1994 the Company transferred approximately $36.3 million of its collateralized mortgage obligations (CMOs), net of unrealized loss of approximately $1.8 million, from the available for sale portfolio to held to maturity. On that date certain accounting issues were resolved permitting the Company to transfer substantially all of these securities from the available for sale portfolio to the held to maturity portfolio as originally intended. The unrealized loss at the time of the transfer is being amortized over the remaining lives of the securities as an adjustment of yield. The unrealized loss, net of taxes, was $1.1 million at the date of transfer. The unrealized loss has been recorded as a component of stockholders' equity and is being reduced in subsequent periods through the amortization.

     In November 1995, the Financial Accounting Standards Board announced its intention to allow a one-time change in the classification of securities, providing such change was effected by December 31, 1995. Management utilized this opportunity and designated as available-for-sale approximately $87.1 million of investment and mortgage-backed securities previously classified as held to maturity with an unrealized loss of approximately $348,000.

     Loans Held for Sale
     -------------------

     Loans held for sale are carried at the lower of cost or market on an aggregate basis.

     Investments in and Advances to Real Estate Joint Ventures
     ---------------------------------------------------------

     Investments in and advances to real estate joint ventures are accounted for using the equity method. The carrying values are subject to adjustment to the extent they exceed net realizable value. Interest income and fees on loans to real estate joint ventures are deferred. Such interest and fees, in excess of related capitalized interest cost, are recognized as the loans are repaid.

American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of Business, Summary of Significant Accounting Policies and
     -----------------------------------------------------------------------
     Other Matters, Continued
     ------------------------

     Investments in and Advances to Real Estate Joint Ventures, continued
     --------------------------------------------------------------------

     Interest costs are capitalized based on the Company's average cost of funds and its average investment in and advances to real estate joint ventures with development in progress. Interest capitalized was approximately $22,000, $56,000, and $95,000 for the years ended July 31, 1997, 1996 and
     1995, respectively.

     Investments in Real Estate
     --------------------------

     Ground rents are carried at cost.

     Real estate acquired through foreclosure is recorded initially at its lower of cost or estimated fair value and subsequently at the lower of cost or estimated fair value less estimated costs to sell. Management estimates fair value based on appraisals and/or discounted cash flow analyses. Costs relating to improving such properties are capitalized and costs relating to holding such properties are charged to expense.

     Property and Equipment
     ----------------------

     Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are recorded on a straight-line basis over the estimated useful lives of the assets or leases as appropriate. Additions and improvements are capitalized and charges for repairs and maintenance are expensed when incurred. Gains or losses on sales of property and equipment are recognized upon sale.

     Loans Receivable
     ----------------

     Origination and commitment fees and direct origination costs are deferred and amortized to income over the contractual lives of the related loans using the interest method. Under certain circumstances, commitment fees are recognized over the commitment period or upon expiration of the commitment. Unamortized loan fees are recognized in income when the related loans are sold or prepaid.

     Interest on potential problem loans is not accrued when, in the opinion of management, the full collection of principal or interest is in doubt or the date that principal or interest is 90 days or more past-due. Any amounts ultimately collected on such loans is recorded as a reduction of principal, as interest income or combination thereof depending on management's evaluation of the recoverability of the loan principal.

     Provisions for loan losses are charged to operations based on management's review of the loan portfolio and analyses of the borrowers' ability to repay, past loan loss and collection experience, risk characteristics of individual loans or groups of similar loans and underlying collateral, current and prospective economic conditions and status of nonperforming loans. Loans or portions thereof are charged-off when considered, in the opinion of management, uncollectible.

American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of Business, Summary of Significant Accounting Policies and
     -----------------------------------------------------------------------
     Other Matters, Continued
     ------------------------

     Provision for Loan Losses, continued
     ------------------------------------

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of Loan" (SFAS No. 114) and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan Income Recognition Disclosures" (SFAS No. 118), the Company identifies impaired loans and measures impairment (i) at the present value of expected cash flows discounted at the loan's effective interest rate; (ii) at the observable market price; or (iii) at the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for credit losses.

     A loan is determined to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including interest past-due. The Company generally considers a period of delay in payment to include delinquency up to 90 days.

     SFAS No. 114 does not apply to larger groups of smaller-balance homogeneous loans such as consumer installment, residential first and second mortgage loans and credit card loans. These loans are collectively evaluated for impairment. The Company's impaired loans are therefore comprised primarily of commercial loans, including commercial mortgage loans, and real estate development and construction loans. In addition, impaired loans are generally loans which management has placed in nonaccrual status since loans are generally placed in nonaccrual status on the earlier of the date that management determines that the collection of principal and/or interest is in doubt or the date that principal or interest is 90 days or more past-due.

     An allocated valuation allowance, if any, is included in the Bank's allowance for credit losses. An impaired loan is charged-off when the loan, or a portion thereof, is considered uncollectible or transferred to real estate owned.

     The Bank recognizes interest income for impaired loans consistent with its method for nonaccrual loans. Specifically, interest payments received are recognized as interest income or, if the ultimate collectibility of principal is in doubt, are applied to principal.

     Income Taxes
     ------------

     The Company and its subsidiary file a consolidated federal income tax return. Deferred income taxes are recognized, with certain exceptions, for temporary differences between the financial reporting basis and income tax basis of assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets (including tax loss carryforwards) are recognized only to the extent that it is more likely than not that such amounts will be realized based on consideration of available evidence, including tax planning strategies and other factors.

American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies and Other Matters, Continued
     -----------------------------------------------------------------------

     Income Taxes, continued
     -----------------------

     A continuing exception allows qualified thrift lenders not to provide a deferred tax liability on certain bad debt reserves for tax purposes that arose in fiscal years beginning before July 31, 1988. Such bad debt reserves for the Company, which are included in retained income, amounted to approximately $11.5 million at July 31, 1997 with an income tax effect of approximately $4.4 million. As specified in legislation enacted by Congress and signed by the President on August 20, 1996, this bad debt reserve would become taxable if the Bank fails to meet certain conditions.

     Changes in tax laws or rates on deferred tax assets and liabilities are recognized in the period that includes the enactment date.

     Statement of Cash Flows
     -----------------------

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents. Cash equivalents consist of federal funds sold and certain securities purchased under agreements to resell.

     Stock-Based Compensation
     ------------------------

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock Based-Compensation (SFAS No. 123). SFAS No. 123 permits companies to adopt a new fair value-based method to account for stock-based employee compensation plans or to continue using the intrinsic value method.

     The Company uses the intrinsic value method to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for awards of shares of common stock to employees only if the quoted market price of the stock at the grant dates (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. Information required by SFAS No. 123 concerning the Company's stock based compensation plans is provided in note 13.

     Transfers and Servicing of Financial Assets and Extinguishments of
     ------------------------------------------------------------------
     Liabilities
     -----------

     The Company adopted the provisions of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125) as of January 1, 1997. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities and requires, among other things, the Company to record at fair value, assets and liabilities resulting from a transfer of financial assets. In December 1996, SFAS No. 127 was issued which deferred the effective date of certain provisions of SFAS No. 125 related to repurchase agreements, securities lending and similar transactions until January 1, 1998. The adoption of the currently effective portions of SFAS No. 125 did not have a material impact on the Company's financial statements.

American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  Securities Available for Sale
     -----------------------------

     The amortized cost and fair value of securities available for sale are summarized as follows at July 31:

                                                                   1997
                                                  ------------------------------------------
                                                               Gross       Gross
                                                  Amortized  Unrealized  Unrealized    Fair
                                                    cost       gains       losses     value
                                                  ---------  ----------  -----------  ------
                                                                (In Thousands)
       U.S. government and agency obligations       $ 3,001          --          (6)   2,995
       Federal National Mortgage Association
         (FNMA) mortgage-backed securities           12,931          --        (207)  12,724
       Federal Home Loan Mortgage
         Corporation (FHLMC) mortgage-
         backed securities                            3,371          --         (52)   3,319
       FNMA collateralized mortgage
         obligations (CMOs)                           2,238          39          (6)   2,271
       FHLMC CMOs                                     6,762          56          --    6,818
                                                    -------        ----      ------   ------
                                                     28,303          95        (271)  28,127
       Accrued interest receivable                      182          --          --      182
                                                    -------        ----      ------   ------
                                                    $28,485          95        (271)  28,309
                                                    =======        ====      ======   ======
                                                                     1996
                                                  ------------------------------------------
                                                               Gross       Gross
                                                  Amortized  Unrealized  Unrealized    Fair
                                                     cost      gains       losses     value
                                                  ---------  ----------  ----------   ------
                                                                 (In Thousands)
       U.S. government and agency obligations       $ 7,069          --        (262)   6,807
       FNMA                                          17,552          --        (654)  16,898
       FHLMC                                          4,527          --        (166)   4,361
       Government National Mortgage
         Association (GNMA) mortgage-
         backed securities                            3,698          37          --    3,735
       FNMA CMOs                                      6,510          33         (88)   6,455
       FHLMC CMOs                                     1,676          --          (4)   1,672
                                                    -------        ----      ------   ------
                                                     41,032          70      (1,174)  39,928
       Accrued interest receivable                      338          --          --      338
                                                    -------        ----      ------   ------
                                                    $41,370          70      (1,174)  40,266
                                                    =======        ====      ======   ======

     The proceeds from the sales of securities available for sale and the gross realized gains and losses were $11.9 million, $59,000 and $125,000, respectively, for the year ended July 31, 1997, $57.0 million, $228,000 and $800,000, respectively, for the year ended July 31, 1996 and $4.1 million, $25,000 and $15,000, respectively, for the year ended July 31, 1995.

American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  Securities Available for Sale, Continued
     ----------------------------------------

     A summary of maturities of securities available for sale is as follows at July 31, 1997:

                                                                                             Amortized
                                                                                               cost      Fair Value
                                                                                             ---------   ----------
       Due within 12 months                                                                    $   182          182
       Due beyond 12 months but within 5 years                                                  14,535       14,305
       Due beyond 5 years but within 10 years                                                    1,001          999
       Beyond 10 years                                                                          12,767       12,823
                                                                                               -------       ------
                                                                                               $28,485       28,309
                                                                                               =======       ======

(3)  Investment Securities
     ---------------------

     The amortized cost and fair value of investment securities are summarized as follows at July 31:

                                                                                                          1997
                                                                                       --------------------------------------------
                                                                                                    Gross        Gross
                                                                                       Amortized  Unrealized   Unrealized      Fair
                                                                                         cost       gains        losses       value
                                                                                       ---------  ----------  -------------   ------
                                                                                                        (In Thousands)
        U. S. government and agency obligations due:
           Less than 1 year                                                              $ 1,500          --            (36)   1,464
           5 through 10 years                                                              7,951         153             --    8,104
           Greater than 10 years                                                          10,747          59            (28)  10,778
                                                                                         -------      ------           ----   ------
                                                                                          20,198         212            (64)  20,346
        Accrued interest receivable                                                          323          --             --      323
                                                                                         -------      ------           ----   ------
                                                                                         $20,521         212            (64)  20,669
                                                                                         =======      ======           ====   ======

                                                                                                          1996
                                                                                       --------------------------------------------
                                                                                                    Gross        Gross
                                                                                       Amortized  Unrealized   Unrealized      Fair
                                                                                         cost       gains        losses       value
                                                                                       ---------  ----------  -------------   ------
                                                                                                        (In Thousands)
        U. S. government and agency obligations due:
           1 through 5 years                                                             $ 1,500          --            (82)   1,418
           5 through 10 years                                                              9,947          --            (28)   9,919
           Greater than 10 years                                                          12,235          --           (348)  11,887
                                                                                         -------      ------                  ------
                                                                                          23,682          --           (458)  23,224
        Accrued interest receivable                                                          427          --             --      427
                                                                                         -------      ------           ----   ------
                                                                                         $24,109          --           (458)  23,651
                                                                                         =======      ======           ====   ======

     There were no sales of investment securities held to maturity during the years ended July 31, 1997, 1996 and 1995. Investment securities were pledged as collateral for reverse repurchase agreements with amortized cost and fair values of $19.7 million and $19.9 million, respectively, at July 31, 1997.

American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  Mortgage-Backed Securities
     --------------------------

     The amortized cost and fair value of mortgage-backed securities are summarized as follows at July 31:

                                                                                                            1997
                                                                                     -----------------------------------------------
                                                                                                   Gross         Gross
                                                                                     Amortized   Unrealized    Unrealized     Fair
                                                                                        cost       gains         losses       value
                                                                                     ----------  ----------  --------------  -------
                                                                                                     (In Thousands)
       FNMA                                                                            $ 24,509         139           (236)   24,412
       FHLMC                                                                              6,546         150            (55)    6,641
       FNMA CMOs                                                                         27,600         297           (272)   27,625
       FHLMC CMOs                                                                        42,249         659           (109)   42,799
                                                                                       --------    --------                  -------
                                                                                        100,904       1,245           (672)  101,477
       Accrued interest receivable                                                          425          --             --       425
                                                                                       --------    --------        -------   -------
                                                                                       $101,329       1,245           (672)  101,902
                                                                                       ========    ========        =======   =======
                                                                                                          1996
                                                                                     -----------------------------------------------
                                                                                                   Gross        Gross
                                                                                     Amortized   Unrealized   Unrealized      Fair
                                                                                       cost        gains        losses        value
                                                                                     ----------  ----------  -------------   -------
                                                                                                        (In Thousands)
       FNMA                                                                            $ 27,623          --           (450)   27,173
       FHLMC                                                                              8,222          --            (92)    8,130
       FNMA CMOs                                                                         28,091          --           (919)   27,172
       FHLMC CMOs                                                                        35,731          --         (1,107)   34,624
       Other CMOs                                                                            52          --             --        52
                                                                                       --------    --------        -------   -------
                                                                                         99,719          --         (2,568)   97,151
       Accrued interest receivable                                                          476          --             --       476
                                                                                       --------    --------        -------   -------
                                                                                       $100,195          --         (2,568)   97,627
                                                                                       ========    ========        =======   =======

     There were no sales of mortgage-backed securities held to maturity during the years ended July 31, 1997, 1996 and 1995.

     A summary of maturities of mortgage-backed securities as of July 31, 1997:

                                                                        Amortized
                                                                           cost       Fair value
                                                                        ---------     ----------
      Due within 12 months                                               $    425            425
      Due beyond 12 months but within 5 years                               3,212          3,238
      Due beyond 5 years but within 10 years                                5,560          5,484
      Beyond 10 years                                                      92,132         92,755
                                                                        ---------        -------
                                                                         $101,329        101,902
                                                                        =========        =======

     The amortized cost of mortgage-backed securities at July 31, 1997 includes unrealized holding losses totaling approximately $1.5 million for securities transferred from the available for sale portfolio.

American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  Mortgage-Backed Securities, Continued
     -------------------------------------

     The Company had pledged as collateral for advances under its short-term line of credit from the Federal Home Loan Bank of Atlanta, FNMA mortgage-backed securities and FHLMC and FNMA CMOs with amortized cost and fair values of $25.6 million and $25.1 million, respectively, at July 31, 1997 and FNMA mortgage-backed securities and FHLMC and FNMA CMOs with amortized cost and fair values of $29.7 million and $28.8 million, respectively, at July 31, 1996. In addition, FNMA and FHLMC CMOs and mortgage-backed securities were pledged as collateral for reverse repurchase agreements with amortized cost and fair values of $23.7 million and $23.3 million, respectively, at July 31, 1997; and $47.2 million and $45.6 million, respectively, at July 31, 1996.

(5)  Loans Receivable
     ----------------

     Substantially all of the Company's loans receivable are mortgage loans secured by residential and commercial real estate properties located in the state of Maryland. Loans are extended only after evaluation by management of customers' creditworthiness and other relevant factors on a case-by-case basis.

     Residential lending is generally considered to involve less risk than other forms of lending, although payment experience on these loans is dependent to some extent on economic and market conditions in the Company's primary lending area. Commercial and construction loan repayments are generally dependent on the operations of the related properties or the financial condition of its borrower or guarantor. Accordingly, repayment of such loans can be more susceptible to adverse conditions in the real estate market and the regional economy.

American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Loans Receivable, Continued
     ---------------------------

     Loans receivable are summarized as follows at July 31:

                                                   1997     1996
                                                 --------  -------
                                                  (In Thousands)
     First mortgage loans:
       One-to-four family residential            $207,643  156,374
       Multi-family residential                    30,230   35,930
       Commercial                                  35,071   37,695
       Construction                                19,134   23,320
       Land development                            20,477   14,183
       FHA insured and VA guaranteed               13,243   11,974
       Loans held for sale                            718      350
                                                 --------  -------
          Total first mortgage loans              326,516  279,826
     Consumer and other loans                      15,498   13,026
     Second mortgage loans                          4,745    3,434
     Loans secured by deposit accounts                461      508
     Participation in loans fully guaranteed by
       Agency for International Development           116      152
     Accrued interest receivable                    1,898    1,547
                                                 --------  -------
                                                  349,234  298,493
                                                 --------  -------
     Less:
       Unearned loan fees, net                      1,342    1,202
       Undisbursed portion of loans in process     11,958   14,837
       Allowance for loan losses                    3,647    4,412
                                                 --------  -------
                                                   16,947   20,451
                                                 --------  -------
          Loans receivable, net                  $332,287  278,042
                                                 ========  =======

     Nonperforming and restructured loans are summarized as follows at July 31:

                                                 1997    1996
                                                ------   -----
                                                (In Thousands)
     Nonaccruing loans                          $  765   3,773
     Accruing loans 90 days or more delinquent      33     136
     Restructured loans                            776   1,636
                                                ------   -----
                                                $1,574   5,545
                                                ======   =====

American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Loans Receivable, Continued
     ---------------------------

     Interest income that would have been recorded under the original terms of nonaccruing and restructured loans and the interest income actually recognized are summarized below for the years ended July 31:

                                      1997   1996  1995
                                      -----  ----  ----
                                       (In Thousands)
   Interest income that would have
     been recorded                    $ 166   567   898
   Interest income recognized            94   151   274
                                      -----  ----  ----
   Interest income foregone           $  72   416   624
                                      =====  ====  ====

     The Company is not committed to lend additional funds to debtors whose loans have been restructured.

     In addition to the loans included above as nonperforming and restructured, the Company, through its normal asset review process, has identified certain loans which management believes involve a degree of risk warranting additional attention. Included in loans at July 31, 1997 are approximately $6.2 million of such loans which, while current in required payments, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. In addition, at July 31, 1997 management has identified approximately $2.7 million of loans which have exhibited weaknesses in the paying capacity of the borrower or the collateral pledged which may result in a loss if such deficiencies are not corrected.

     Impaired loans as defined by Statement 114 and the allocated valuation allowances at July 31 are as follows:

                                        1997                      1996
                                ----------------------    ----------------------
                                  Loan       Valuation      Loan       Valuation
                                 balance     allowance     balance     allowance
                                ---------    ---------    ---------    ---------
                                                (In thousands)

   Impaired with valuation
     allowance                  $     757          300        4,235        2,053
   Impaired without valuation
     allowance                         24           --           --           --
                                ---------    ---------    ---------    ---------
       Total impaired loans     $     781          300        4,235        2,053
                                =========    =========    =========    =========

     The allocated valuation allowance for impaired loans at July 31, 1997 and 1996, and activity related thereto for the years ended July 31, 1997 and 1996 is included in the allowance for loan losses summary.

American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Loans Receivable, Continued
     ---------------------------

     The average recorded investment in impaired loans and the amount of interest income recognized for the years ended July 31, 1997 and 1996 were (in thousands):

                                                                                                 1997         1996
                                                                                              ---------    ---------

       Average recorded investment in impaired loans                                          $   3,101        5,270
       Interest income recognized during impairment,
         all on cash basis                                                                           82           87

     Activity in the allowance for loan losses is summarized as follows for the years ended July 31:

                                                                                   1997          1996        1995
                                                                                 ---------    ---------    ---------
                                                                                           (In Thousands)
       Balance at beginning of year                                              $   4,412        6,361        3,669
       Provision charged to expense                                                    500          772        3,386
       Charge-offs                                                                  (1,635)      (3,043)      (1,033)

       Recoveries                                                                      370          322          339
                                                                                 ---------    ---------    ---------
       Balance at end of year                                                    $   3,647        4,412        6,361
                                                                                 =========    =========    =========

     Loans serviced for others, which are not included in the Company's assets, were approximately $49.5 million, $50.0 million and $50.3 million at July 31, 1997, 1996 and 1995, respectively. A fee is charged for such servicing based on the unpaid principal balances.

     Commitments to extend credit are agreements to lend to customers, provided that terms and conditions established in the related contracts are met. The Company had the following contractual commitments to extend credit, exclusive of undisbursed loans in process at July 31:

                                                        1997                   1996
                                                --------------------    --------------------
                                                  Fixed     Floating     Fixed      Floating
                                                   Rate      Rate         Rate        Rate
                                                --------    --------    --------    --------
                                                               (In Thousands)
       Mortgage loans                           $  2,637       4,221       3,480       5,440
       Lines of credit                                --      10,139          --       9,219
       Irrevocable letters of credit                  --       1,716          --       2,097
                                                ========    ========    ========    ========

     The interest rate ranges on fixed rate mortgage loan commitments were 6.875% to 10.5% at July 31, 1997 and 7.125% to 9.25% at July 31, 1996.

     Commitments for mortgage loans generally expire in 60 days. Commitments under lines of credit are generally longer than one year and are subject to periodic re-evaluation and cancellation. Irrevocable letters of credit expire within two years. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The commitments may be funded from principal repayments on loans and mortgage-backed securities, excess liquidity, savings deposits and, if necessary, borrowed funds.

American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Loans Receivable, Continued
     ---------------------------

     Substantially all of the Company's commitments at July 31, 1997 and 1996 are for loans which would be secured by real estate with appraised values in excess of the commitment amounts. The Company's exposure to credit loss under these contracts in the event of nonperformance by the other parties, assuming that the collateral proves to be of no value, is represented by the contractual amount of those instruments.

(6)  Investments in Real Estate
     --------------------------

     Investments in real estate are summarized as follows at July 31:

                                                                                  1997          1996
                                                                                 ---------    ---------
                                                                                     (In Thousands)
       Ground rents                                                              $   4,892        4,904
       Acquired through foreclosure                                                    165          766
                                                                                 ---------    ---------
       Investments in real estate, net                                           $   5,057        5,670
                                                                                 =========    =========

     Changes in the allowance for losses on investments in real estate are summarized as follows at July 31:

                                                                      1997         1996         1995
                                                                   ---------    ---------    ---------
                                                                             (In Thousands)
       Balance at beginning of year                                $      --           --            8
       Provision charged to expense                                       12          158           44
       Charge-offs                                                       (12)        (158)         (52)
                                                                   ---------    ---------    ---------
       Balance at end of year                                      $      --           --           --
                                                                   =========    =========    =========

     Loss on investments in real estate consists of the following for the years ended July 31:

                                                                      1997          1996         1995
                                                                    ---------    ---------    ---------
                                                                              (In Thousands)
       Operation of investments in real estate                     $      41          232          286
       Provision for losses on investments in real estate                 12          158           44
                                                                   ---------    ---------    ---------
                                                                   $      53          390          330
                                                                   =========    =========    =========

American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  Investments in and Advances to Real Estate Joint Ventures
     ---------------------------------------------------------

     National Development Corporation is a partner in various real estate joint ventures formed for the purpose of acquiring and developing real estate for sale. Combined condensed financial information for the joint ventures is presented below as of and for the years ended July 31:

                                                            1997       1996
                                                           -------    -------
                                                             (In Thousands)
     Assets:
      Real estate under development                        $    --      1,378
      Other                                                    235        204
                                                           -------    -------
                                                           $   235      1,582
     Liabilities:
      Due to American National Savings
       Bank, F.S.B                                         $    --        701
      Due to others                                             60        382

     Partners' equity:
      National Development Corporation                         175        499
                                                           -------    -------
                                                           $   235      1,582
                                                           =======    =======

                                                  1997      1996       1995
                                                -------    -------    -------
                                                        (In Thousands)
       Operations
       ----------

     Sales                                      $ 2,313      3,085      3,234
     Costs of sales                               2,196      2,918      3,067
                                                -------    -------    -------
                                                    117        167        167
     Other income                                     4          9          8
     Other expense                                 (445)      (415)      (837)
                                                -------    -------    -------

       Net loss                                 $  (324)      (239)      (662)
                                                =======    =======    =======


American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)  Property and Equipment
     ----------------------

     Property and equipment are summarized as follows at July 31:

                                                                    Estimated
                                                1997       1996    useful lives
                                               -------    -------  ------------
                                                 (In Thousands)

     Leasehold improvements                    $ 3,652      3,133   5 - 15 years
     Furniture and equipment                     3,666      3,233   3 - 10 years
     Automobiles                                    78         78   3 years
                                               -------    -------

                                                 7,396      6,444
     Less accumulated depreciation
      and amortization                           5,604      5,246
                                               -------    -------
     Property and equipment, net               $ 1,792      1,198
                                               =======    =======

     At July 31, 1997 the Company was obligated under noncancelable long-term operating leases for the main office, operations center and nine of its branch offices. The leases, five of which have renewal options, expire on various dates extending to 2017 and have aggregate minimum lease payments for succeeding fiscal years approximately as follows (in thousands):

          1998                                                     $1,142
          1999                                                      1,155
          2000                                                      1,801
          2001                                                      1,062
          2002                                                        770
          Subsequent to 2002                                        1,995
                                                                   ------
             Total minimum lease payments                          $7,925
                                                                   ======

     Rent expense for the years ended July 31, 1997, 1996 and 1996 was approximately $1,066,000, $980,000, and $949,000, respectively.

American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)  Deposits


     Deposits are summarized as follows at July 31:

                                Weighted average rate
                                ---------------------                       1997                     1996
                                                                   ----------------------    ----------------------
                                    1997      1996                  Amount          %         Amount          %
                                  -------    -------               ---------    ---------    ---------    ---------
                                                                                (Dollars in Thousands)
       Certificate                    5.79%      6.00%             $ 225,723         68.5%   $ 216,119        69.0%
       Noncertificate:
         Passbook                     3.03       3.04                 39,791         12.1       40,781        13.0
         NOW                          1.47       1.56                 14,899          4.5       15,038         4.8
         Money Fund                   3.75       3.03                 49,250         14.9       41,145        13.2
                                                                   ---------    ---------    ---------    ---------
                                                                   $ 329,663       100.0%    $ 313,083       100.0%
       Certificate accounts maturing:                              =========    =========    =========    =========
       Under 12 months                                             $ 130,188        57.7%      118,772        55.0%
       13 months to 24 months                                         36,661        16.2        41,271        19.1
       25 months to 36 months                                         18,744         8.3        18,552         8.6
       37 months to 48 months                                          9,484         4.2        10,172         4.7
       49 months to 60 months                                         17,290         7.7         9,539         4.4
       Beyond 60 months                                               13,356         5.9        17,813         8.2
                                                                   ---------    ---------    ---------    ---------
                                                                   $ 225,723       100.0%    $ 216,119       100.0%
                                                                   =========    =========    =========    =========

     The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $22.6 million and $22.4 million at July 31, 1997 and 1996, respectively.

     Interest expense on deposits is summarized as follows for the years ended July 31:

                                               1997     1996    1995
                                              -------  ------  ------
                                                  (In Thousands)

     Certificate                              $12,802  12,847  11,343
     Passbook                                   1,221   1,230   1,332
     NOW                                          242     237     240
     Money Fund                                 1,389   1,511   2,008
                                              -------  ------  ------
                                              $15,654  15,825  14,923
                                              =======  ======  ======

American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Securities Sold Under Agreements to Repurchase
     ----------------------------------------------

     The Company sells securities under agreements to repurchase (reverse repurchase agreements). These fixed-coupon reverse repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities in the statements of financial condition. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements were delivered to the dealers which arranged the transactions. The dealers may have loaned such securities to other parties in the normal course of their operations and have agreed to resell to the Company either substantially identical securities or the same securities at the maturities of the agreements. The amortized cost and market values of such securities were $43.4 million and $43.2 million, respectively, as of July 31, 1997, and $47.2 million and $45.6 million, respectively, as of July 31, 1996. At July 31, 1997 and 1996 the securities sold under agreements to repurchase involved the purchase of the same securities. The weighted average interest rate of the agreements was 5.73% at July 31, 1997.

     Certain additional information regarding securities sold under agreements to repurchase is as follows at July 31:

                                                                                            1997         1996         1995
                                                                                          ---------    ---------    ---------
                                                                                                     (In Thousands)
       Maximum amount outstanding at month-end                                            $  46,423       39,011       34,338
       Approximate average balance                                                           38,522       34,005       20,741
                                                                                          =========    =========    =========

(11) Advances from the Federal Home Loan Bank of Atlanta
     ---------------------------------------------------

     Advances from the Federal Home Loan Bank of Atlanta (FHLBA) are summarized as follows at July 31:

                                                                                              1997          1996
                                                                                             -------       -------
                                                                                                 (In Thousands)
       5.53% -- 6.50%, due in 1996                                                           $    --         7,373
       4.89% -- 5.58%, due in 1997                                                            13,550        17,550
       5.84% -- 6.21%, due in 1997                                                                --        10,500
       6.27% -- 7.09%, due in 1997                                                                --         4,476
       5.45% -- 6.14%, due in 1998                                                            28,443         9,000
       6.21% -- 6.48%, due in 1998                                                             5,405            --
       7.32%, due in 1998                                                                      1,000         1,000
       4.64% -- 5.42%, due in 1999                                                             5,975        10,675
       6.04% -- 6.63%, due in 1999                                                             2,300            --
       5.56% -- 6.28%, due in 2000                                                             7,000            --
       5.29% -- 6.12%, due in 2002                                                            10,000            --
       6.43%, due in 2006                                                                      1,350         1,500
       5.00%, due in 2014                                                                        750           750
                                                                                             -------       -------
                                                                                             $75,773        62,824
                                                                                             =======       =======

American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Advances from the Federal Home Loan Bank of Atlanta, Continued
     --------------------------------------------------------------

     The Company has a $120 million credit availability agreement with the FHLBA which is secured under a blanket floating line security agreement or by mortgage-backed and investment securities specifically pledged as draws are made. Under the blanket floating lien security agreement with the FHLBA, the Company is required to maintain, as collateral for its advances, qualifying first mortgage loans or mortgage-backed securities in an amount equal to 133% of the advances. In addition, its stock in FHLBA is pledged as collateral for its advances. Interest on advances is at the FHLBA's established rate for advances with the same maturity or at the FHLBA's variable rate.

(12) Income Taxes
     ------------

     The income tax provision (benefit) is composed of the following for the years ended July 31:

                                                          1997     1996     1995
                                                         ------   ------   ------
                                                              (In Thousands)

        Current:
          Federal                                        $1,698      370      126
          State                                             109      (28)     (30)
                                                         ------   ------   ------
                                                          1,807      342       96
                                                         ------   ------   ------

        Deferred:
          Federal                                        $ (645)     376     (119)
          State                                            (143)      83      (27)
                                                         ------   ------   ------
                                                           (788)     459     (146)

          Income tax provision (benefit)                 $1,019      801      (50)
                                                         ======   ======   ======

     The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following at July 31:

                                                                  1997      1996
                                                                 ------     -----
                                                                   (In Thousands)

        Net unrealized holding losses on securities               $  593     1,056
        Allowances for losses on loans and
          investments in real estate                               1,288       773
        Interest and fees on loans                                   200       279
        Other assets                                                 544       336
                                                                  ------     -----
             Total deferred tax assets                             2,625     2,444
        Federal Home Loan Bank stock dividends                       353       353
        Other liabilities                                             25       225
                                                                  ------     -----
             Total deferred tax liabilities                          378       578
                                                                  ------     -----
                                                                  $2,247     1,866
                                                                  ======     =====

American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Income Taxes, Continued
     -----------------------

     A reconciliation between the income tax (benefit) provision and the amount computed by multiplying income before income taxes by the statutory federal income tax rate of 34% is as follows for the years ended July 31:

                                               1997    1996   1995
                                              -------  -----  -----
                                                  (In Thousands)

     Federal income tax provision (benefit)
       at statutory rate                       $1,123    798    (14)
     Adjustments:
       State income taxes, net of federal
        income tax benefit                        (22)    36    (38)
       Other                                      (82)   (33)     2
                                               ------   ----   ----
     Provision (benefit) for income taxes      $1,019    801    (50)
                                               ======   ====   ====

(13) Stockholders' Equity
     --------------------

     Conversion and Reorganization

     On June 23, 1997 American National Bancorp, Inc. and Crestar Corporation (Crestar) announced the signing of a definitive agreement under which Crestar will acquire the Company in a transaction to be accounted for under the purchase method. The merger is expected to be completed no earlier than November 6, 1997 and prior to December 31, 1997.

     For the purpose of determining the Exchange Ratio, each share of American National Common Stock has been valued at $20.25 (the "Common Stock Price Per Share"). In the Merger, each share of American National Common Stock shall be converted into a fraction of a share of Crestar Common Stock determined in accordance with the Exchange Ratio. The "Exchange Ratio" shall be calculated as follows: (i) if the average closing price of Crestar Common Stock as reported on the NYSE for each of the 10 trading days ending on the tenth day prior to the effective time of the Holding Company Merger (the "Average Closing Price") is between $30 and $50, the Exchange Ratio shall be the quotient (rounded to the nearest one-thousandth) of (A) $20.25 divided by (B) the Average Closing Price; (ii) if the Average Closing Price is $50 or greater, the Exchange Ratio shall be 0.405; and (iii) if the Average Closing Price is $30 or less, the Exchange Ratio shall be 0.675.

     In June 1995, the Board of Directors of American National Bankshares, M.H.C. (MHC), a mutual holding company, and the Bank approved a plan of conversion and reorganization which resulted in the merger of the MHC into the Bank and the formation of a new Delaware stock chartered holding company, American National Bancorp, Inc. The conversion was completed on October 31, 1995.

American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Stockholders' Equity, Continued
     -------------------------------

     Conversion and Reorganization, continued

     In the offering, 2,182,125 shares of common stock were sold at a subscription price of $10.00 per share resulting in net proceeds of approximately $19.3 million after taking into consideration the $1.7 million for the establishment of an ESOP and $782,000 in expenses. Of the net proceeds, $8.9 million was contributed to the Bank in exchange for all of its outstanding common stock. In addition to the shares sold in the offering, 927,000 shares of the Company's stock were issued in exchange for shares of the Bank's stock previously held by public shareholders at an exchange ratio of 1.94 shares for each share of the Bank's common stock resulting in 3,980,500 total shares of the Company's stock outstanding as of October 31, 1995.

     Federal regulations require that upon conversion from mutual to stock form of ownership, a "liquidation account" be established by restricting a portion of net worth for the benefit of eligible savings account holders who maintain their savings accounts with the Bank after conversion. In the event of complete liquidation (and only in such event), each savings account holder who continues to maintain his savings account shall be entitled to receive a distribution from the liquidation account after payment to all creditors, but before any liquidation distribution with respect to capital stock. This account will be proportionately reduced for any subsequent reduction in the eligible holders' savings accounts. At conversion the liquidation account totaled approximately $28.8 million.

     Stock Option Plans

     The Board of Directors and stockholders adopted the 1993 Incentive Stock Option Plan for officers and employees of the Company (the Stock Plan) which authorized the grant of stock options to officers and certain employees for an aggregate of 122,866 shares of authorized but unissued common stock. Options are exercisable at the market price at the time of the grant on a cumulative basis in installments at a rate of 25, 50 and 25 percent per year commencing one year from the date of grant and expire 10 years from the date of grant. All share data and option prices have been adjusted to give retroactive effect to the 1.94 exchange ratio effective October 31, 1995 in the conversion from the mutual to stock form of organization.

     The Board of Directors and stockholders adopted the 1996 Stock Option Plan for directors, officers and employees of the Company which authorized the grant of stock options to directors, officers and certain employees for an aggregate of 218,213 shares of authorized but unissued common stock. Options are exercisable at the market price at the time of grant on a cumulative basis in installments at a rate of 20% per year commencing one year from the date of grant and expire ten years from the date of grant.

American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Stockholders' Equity, Continued
     -------------------------------

     Information with respect to stock options is as follows for the years ended July 31, 1997 and 1996:

                                                  1997                      1996
                                           -----------------------   ---------------------
                                                          Weighted                Weighted
                                                          average                 average
                                                          exercise                exercise
                                           Shares          price     Shares        price
                                           -------       ---------   -------     ---------
     Outstanding at beginning of year      117,046            5.16   117,046          5.16
     Granted                               142,442           11.54        --            --
     Canceled                               21,256            5.15        --            --
                                           -------       ---------   -------     ---------
     Outstanding at end of year            238,232            8.97   117,046          5.16
                                           -------       ---------   -------     ---------
     Exercisable at end of year             98,700                    87,300
                                           =======                   =======

     The weight average remaining life of options outstanding at July 31, 1997 was 8 years.

     The Company applies the intrinsic value method in accounting for its stock options and accordingly, no compensation cost has been recognized for its options in the financial statements. Had the Company determined compensation costs based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been increased to the pro forma amounts indicated below:

                                      1997   1996
                                     ------  -----

       Net income:
           As reported               $2,283  1,546
           Pro forma                  2,226  1,546
       Net income per share:
           As reported                  .64    .36
           Pro forma                    .62    .36

     The weighted average fair value of options granted during 1997 was $2.40 on the date of grant. The fair values of the options granted were calculated using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants in 1997: risk-free interest rate of 5.80%; expected volality of 22%; expected option lives of three years and expected dividends of 1.00%. The required exclusion of the proforma compensation adjustment for stock option grants prior to the 1996 fiscal year causes the disclosed proforma net income not to be indicative of proforma net income for future periods.

     The Board of Directors and stockholders adopted the 1993 Stock Option Plan for Outside Directors (the Directors' Plan) which authorized the grant of non-statutory stock options to outside directors for an aggregate of 51,734 shares of authorized but unissued common stock. Options are immediately exercisable at the market price at the time of the grant and expire 10 years from the date of grant. In connection with the offering, the Company granted options to purchase 49,794 shares at $5.15 per share. In fiscal 1995, the Company granted options to purchase an additional 194 shares at $5.35 per share.

American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Stockholders' Equity, Continued
     -------------------------------

     Net Income Per Common Share

     Net income per share of common stock for the year ended July 31, 1997 is computed based on 3,582,913 shares of common stock and common stock equivalents. Net income per share from the date of conversion, October 31, 1995 to July 31, 1996 has been computed based on 3,766,389 weighted average shares of common stock and common stock equivalents. The pro forma net income per share for the year ended July 31, 1996 has been calculated as if the conversion had been completed on August 1, 1995. The net proceeds of the offering are assumed to have been invested at a net effective yield of 7.87%, (the approximate weighted average yield on all interest earning assets during the period from August 1, 1995 to October 31, 1995) for the period from August 1, 1995 to October 31, 1995, and income so calculated, reduced for income taxes at an assumed effective rate of 38.6%, was added to reported net income for the period to obtain the pro forma net income used in the calculations. Net income per share of common stock for year ended July 31, 1995 is computed by dividing net income for the year by 2,052,000, the number of shares of common stock issued and outstanding for the year.

     Dividends on Common Stock

     From January 31, 1994 to October 31, 1995 the Bank declared a quarterly cash dividend of approximately $.10 per share. Upon approval by the OTS, the MHC elected to waive receipt of its dividends on its 1,125,000 shares thereby reducing the actual dividends declared in 1996 and 1995 to $92,600 and $371,000, respectively.

     The most recent dividend waiver approval by the OTS has the following terms: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings Bank subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings Bank, which restriction, if material, is disclosed in the public financial statements of the savings Bank as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with Statement of Financial Accounting Standards No. 5, where the savings Bank determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; (iv) the amount of any waived dividend is considered as having been paid by the savings Bank (and the savings Bank's capital ratios adjusted accordingly) in evaluating proposed dividends under OTS capital distribution regulations; and (v) in the event the mutual holding company converts to stock form, the appraisal submitted to the OTS in connection with the conversion application takes into account the aggregate amount of the dividends waived by the mutual holding company.

     OTS regulations impose limitations on all capital distributions. The rule establishes three tiers of institutions. An institution that exceeds all fully phased-in capital requirements before and after a proposed distribution ("Tier 1 Institution"), may after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net income over the most recent four-quarter period. The Institution is a Tier 1 Institution and accordingly had available at July 31, 1997, approximately $13.4 million for distribution.

American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Stockholders' Equity, Continued
     -------------------------------

     Dividends on Common Stock

     In addition, the OTS would prohibit a proposed capital distribution by any institution which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In addition, FDICIA provides that, as a general rule, a financial institution may not make a capital distribution if it would be undercapitalized after making the capital distribution. Also, an institution meeting the Tier 1 capital criteria which has been notified that it needs more than normal supervision will be treated as a Tier 2 or Tier 3 Institution subject to additional capital distribution limitations unless the OTS deems otherwise.

(14) Pension and Other Benefit Plans
     -------------------------------

     Substantially all full-time employees of the Company are included in a noncontributory defined benefit pension plan.

     The following tables set forth the plan's funded status at April 30, 1997 and 1996, amounts recognized in the statements of financial condition as of July 31, 1997 and 1995 and the composition of net pension cost for the years ended July 31, 1997, 1996 and 1995:

                                                                                   1997        1996
                                                                                 -------     -------
                                                                                    (In Thousands)
       Actuarial present value of benefit obligation:
         Vested                                                                  $ 1,394       1,111
         Nonvested                                                                    13           6
                                                                                 -------     -------
               Total accumulated benefit obligation                              $ 1,407       1,117
                                                                                 =======     =======
       Projected benefit obligation for service rendered to date                 $(2,030)     (1,607)
       Plan assets at fair value                                                   2,062       1,662
                                                                                 -------     -------

       Plan assets greater than projected benefit obligation                          32          55
       Unrealized transition asset at April 1, 1987 being recognized
         over 15 years                                                                68          81
       Unrecognized prior service cost                                              (106)       (118)
       Unrecognized net gain (loss) from past experience different
         from that assumed and effects of changes in assumptions                      20         (57)
                                                                                 -------     -------
       Accrued pension cost included in other liabilities                        $    14         (39)
                                                                                 =======     =======

                                                                      1997         1996        1995
                                                                    -------      -------     -------
                                                                              (In Thousands)
       Net pension cost included the following components:
         Service cost-benefits earned during the period             $   108          101          96
         Interest cost on projected benefit obligation                  132          122         118
         Actual return on plan assets                                  (279)        (200)        (68)
         Net amortization and deferral                                  136           87         (48)
                                                                    -------      -------     -------
              Net pension cost                                      $    97          110          98
                                                                    =======      =======     =======

American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Pension and Other Benefit Plans, Continued
     ------------------------------------------

     In determining the actuarial present value of the projected benefit obligation the weighted average discount rate used was 7.5% in 1997 and 8.0% in 1996 and the expected long-term rate of return on assets was 8.5% in 1997 and 1996. The rate of increase of future compensation levels used was 5% in 1997 and 1996.

     The Company also has a 401(k) profit sharing plan covering substantially all full-time employees. Employee contributions are voluntary and the employee may elect to defer from one percent to twenty percent of base (qualifying) compensation. Employer contributions are discretionary and there were no such contributions for the fiscal years ended July 31, 1997, 1996 and 1995.

(15) Employee Stock  Ownership Plan (ESOP)
     -------------------------------------

     In connection with the Conversion and Reorganization, the Company formed an ESOP. The ESOP covers employees who have completed at least one year of service and have attained the age of 21. The ESOP borrowed $1.7 million for a ten year term from the Company and purchased 174,570 shares, equal to 8% of the total number of shares issued in the offering. The Bank makes scheduled quarterly contributions to the ESOP sufficient to service the debt. The cost of shares not committed to be released is reported as a reduction in stockholders' equity. Dividends, if any, on allocated and unallocated shares are used for debt service. Shares are released to participants based on compensation.

     In connection with the formation of the ESOP, the Company adopted Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6). SOP 93-6 requires that (1) compensation expense be recognized based on the average fair value of the ESOP shares committed to be released; (2) dividends on unallocated shares used to pay debt service be reported as reduction of debt or accrued interest payable and that dividends on allocated shares be charged to retained earnings; and (3) ESOP shares which have not been committed to be released are not considered outstanding for purposes of computing earnings per share and book value per share.

     Compensation expense related to the ESOP amounted to $175,000 and $118,000 for the year ended July 31, 1997 and 1996, respectively. The fair value of unearned ESOP shares at July 31, 1997 totaled $2.8 million.

     The ESOP shares as of July 31 were as follows:

                                           1997      1996
                                         -------    -------

     Allocated shares                     20,881      2,909
     Shares earned, but unallocated        9,652      8,728
     Unearned shares                     144,037    162,933
                                         -------    -------
                                         174,570    174,570
                                         =======    =======

American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Fair Value of Financial Instruments
     -----------------------------------

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (Statement 107), requires all entities to disclose the estimated fair value of certain on- and off-balance sheet financial instruments.

     In many instances, the assumptions used in estimating fair values were based upon subjective assessments of market conditions and perceived risks of the financial instruments at a certain point in time. The fair value estimates can be subject to significant variability with changes in assumptions. Furthermore, these fair value estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. In addition, the tax ramifications related to the realization of unrealized gains and losses are not permitted to be considered in the estimation of fair value.

     Fair value estimates are based solely on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Examples would include portfolios of loans serviced for others, net fee income from the Company's subsidiaries, core deposit intangibles, mortgage banking operations, and deferred tax assets. Fair value estimates, methods and assumptions are set forth as follows for the Company's financial instruments.

     The carrying value and estimated fair value of financial instruments is summarized as follows at July 30:

                                                             1997                  1996
                                                     --------------------  --------------------
                                                     Carrying  Estimated   Carrying  Estimated
                                                      Value    Fair Value   Value    Fair Value
                                                     --------  ----------  --------  ----------
                                                                   (In Thousands)

      Assets:
           Cash and interest-bearing deposits        $  5,468       5,468     4,508       4,508
           Federal funds sold                              --          --       394         394
           Ground rents owned                           4,892       4,156     4,904       3,863
        Federal Home Loan Bank of
            Atlanta stock                               4,195       4,195     3,141       3,141
           Securities available for sale               28,309      28,309    40,266      40,266
           Investment securities                       20,521      20,669    24,109      23,651
           Mortgage-backed securities                 101,329     101,902   100,195      97,627
           Loans receivable                           332,287     338,508   278,042     277,056

      Liabilities:
           Savings accounts                           329,663     331,823   313,083     315,988
        Securities sold under agreements
            to repuchase                               42,596      42,633    34,445      34,420
        Advances from the Federal Home
            Loan Bank of Atlanta                       75,773      75,100    62,824      62,029
        Advances payments by borrowers
            for taxes, insurance and ground rents       2,043       2,043     1,760       1,760

American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Fair Value of Financial Instruments, Continued
     ----------------------------------------------

     Cash, Investments and Mortgage-Backed Securities

     For cash and cash equivalents the carrying amount is a reasonable estimate of fair value. The fair value of investment and mortgage-backed securities is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of ground rents owned is estimated by discounting the cash flows using the current 30 year treasury bond rate. The fair value of Federal Home Loan Bank stock is estimated to be equal to its carrying amount given it is not a publicly traded equity security, it has an adjustable dividend rate, and all transactions in the stock are executed at the stated par value.

     Loans

     Fair values are estimated for portfolios of loans with similar financial characteristics. Mortgage loans are segregated by type, including but not limited to residential, commercial, and construction. Consumer and other loans are segregated by type, including but not limited to automobile loans, home equity lines of credit and commercial. Each loan category may be segmented, as appropriate, into fixed and adjustable interest rate terms, ranges of interest rates, performing and nonperforming, and repricing frequency.

     The fair value of each loan portfolio is calculated by discounting both scheduled and unscheduled cash flows through the remaining contractual maturity using the origination rate that the Company would charge under current conditions to originate similar financial instruments. Unscheduled cash flows take the form of estimated prepayments and are generally based upon anticipated experience derived from current and prospective economic and interest rate environments. For certain types of loans, anticipated prepayment experience exists in published tables from securities dealers. The estimated fair value of loans held for sale is based on the terms of the related sale commitments.

     The fair value of significant nonperforming mortgage loans is based on recent external appraisals of related real estate collateral, or estimated cash flows and are discounted using a rate commensurate with the credit risk associated with those cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information. The fair value of nonperforming consumer loans is based on the Company's historical experience with such loans.

     Deposits and Borrowings
     -----------------------

     The fair value of deposits with no stated maturity, such as interest-bearing or non-interest-bearing checking accounts, passbook, money fund accounts and mortgage escrow accounts, is equal to the amount payable upon demand. The fair value of certificates of deposit is based on the lower of redemption (net of penalty) or discounted value of contractual cash flows. Discount rates for certificates of deposit are estimated using the rates currently offered by the Company for deposits of similar remaining maturities.

American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Fair Value of Financial Instruments, Continued
     ----------------------------------------------

     Deposits and Borrowings, continued

     The fair value of advances from the FHLBA is based on the discounted value of contractual cash flows. Discount rates are estimated using the rates currently offered for advances with both similar contractual terms and remaining maturities.

     For securities sold under agreements to repurchase the carrying amount is a reasonable estimate of fair value, as the agreements mature within 90 days.

(17) Regulatory Matters
     ------------------

     The Federal Deposit Insurance Corporation, through the Savings Association Insurance Fund, insures deposits of accountholders up to $100,000. The Bank pays an annual premium to provide for this insurance. The Bank is also a member of the Federal Home Loan Bank System and is required to maintain an investment in the stock of the Federal Home Loan Bank of Atlanta equal to at least 1% of the unpaid principal balances of its residential mortgage loans, .3% of its total assets or 5% of its outstanding advances from the Bank, whichever is greater. Purchases and sales of stock are made directly with the Bank at par value.

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (as defined in the regulations and as set forth in the table below, as defined) of total and Tier I capital (as defined) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of July 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

     The most recent notification from the Office of Thrift Supervision (OTS) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Regulatory Matters, Continued
     -----------------------------

     The Bank's actual capital amounts and ratios are also presented in the table (in thousands).

                                                                                                       To Be Well
                                                                             Required               Capitalized Under
                                                                            For Capital             Prompt Corrective
                                                        Actual           Adequacy Purposes          Action Provisions
                                                -------------------     -------------------    -----------------------------
                                                  Amount      Ratio       Amount      Ratio      Amount          Ratio
                                                ----------    -----     ----------    -----    ----------    ---------------
       As of July 31, 1997:
           Tangible capital (a)                 $  43,557      8.65%    $   7,554     1.50%    $  25,181     greater than  5%
           Core capital (a)                        43,557      8.65%       15,108     3.00%       30,217     greater than  6
           Risk-based capital (b)                  46,755     18.28%       20,457     8.00%       25,571     greater than 10%
       As of July 31, 1996:
           Tangible capital (a)                    39,800      8.64%    $   6,907     1.50%    $  23,022     greater than  5%
           Core capital (a)                        39,800      8.64%       13,813     3.00%       27,626     greater than  6
           Risk-based capital (b)                  41,801     18.20%       18,380     8.00%       22,975     greater than 10%
----------------------------------------------------------------------------------------------------------------------------

     (a) Percentage of capital to average assets.

     (b) Percentage of capital to risk weighted assets.

American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) Condensed Financial Information (Parent Company Only)
     -----------------------------------------------------

     Summarized financial information for the Company are as follows as of and for the year ended July 31 (in thousands):

                                                                        1997         1996
                                                                      -------      -------
     STATEMENT OF FINANCIAL CONDITION
     Cash                                                             $ 2,900        6,709
     Equity in net assets of the Bank                                  43,852       40,562
     Note receivable - Bank                                             1,440        1,629
     Other receivable                                                     209           --
                                                                      -------      -------
                                                                      $48,401       48,900
                                                                      =======      =======
     Accrued expenses and other liabilities                           $   101            1
     Stockholders' equity                                              48,300       48,899
                                                                      -------      -------
                                                                      $48,401       48,900
                                                                      =======      =======
     STATEMENT OF INCOME
     Income from note receivable                                      $   131          107
     Expenses                                                             360          137
                                                                      -------      -------
     Loss before equity in net income of subsidiary and income taxes     (229)         (30)
     Equity in net income of subsidiary                                 2,434        1,564
                                                                      -------      -------
     Income before income taxes                                         2,205        1,534
     Income taxes (benefit)                                               (78)         (12)
                                                                      -------      -------
     Net income                                                       $ 2,283        1,546
                                                                      =======      =======

American National Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) Condensed Financial Information (Parent Company Only)
     -----------------------------------------------------

                                                                     1997          1996
                                                                   -------       -------
     STATEMENT OF CASH FLOWS
     Operating activities:
       Net income                                                  $ 2,283         1,546
       Adjustments to reconcile net income to net cash provided
         by operating activities:
           Equity in net income of subsidiary                       (2,434)       (1,564)
           Other, net                                                 (108)            1
                                                                   -------       -------
            Net cash used in operating activities                     (259)          (17)
                                                                   -------       -------
     Investing activities:
       Purchase of stock of subsidiary                                  --        (8,899)
       Note receivable repayment (disbursement)                        189        (1,746)
       Loan to fund ESOP                                                --           117
                                                                   -------       -------
            Net cash provided by (used in) investing activities        189       (10,528)
                                                                   -------
     Financing activities:
       Puchase of stock to fund MRP                                 (1,096)           --
       Dividends paid on common stock                                 (433)           --
       Common stock acquired by ESOP                                    --        (1,746)
       Proceeds from common stock offering net of expenses              --        21,040
       Proceeds from exercise of options                               106            --
       Purchase of treasury stock                                   (2,316)       (2,040)
                                                                   -------       -------
            Net cash (used in) provided by financing activities     (3,739)       17,254
                                                                   -------       -------
     Decrease in cash and equivalents                               (3,809)        6,709
     Cash and equivalents, beginning of year                         6,709            --
                                                                   -------       -------
     Cash and equivalents, end of year                             $ 2,900         6,709
                                                                   =======       =======

Independent Auditors' Report

                   [KPMG Peat Marwick LLP LOGO APPEARS HERE]


The Board of Directors
American National Bancorp, Inc.
Baltimore, Maryland:


We have audited the accompanying consolidated statements of financial condition of American National Bancorp, Inc. and subsidiary (the Company) as of July 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American National Bancorp, Inc. and subsidiary as of July 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1997, in conformity with generally accepted accounting principles.


                              /s/ KPMG Peat Marwick, LLP
                              KPMG Peat Marwick LLP

Baltimore, Maryland
September 4, 1997

--------------------------------------------------------------------------------
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of selected quarterly financial data for the years ended July 31 is as follows:

                                   First     Second     Third     Fourth
                                  Quarter   Quarter    Quarter    Quarter
                                 --------   --------   --------   --------
                                   (In thousands except per share data)

1997:
----
  Interest income                 $ 8,910      9,431      9,482      9,928
  Net interest income               3,516      3,864      3,955      4,086
  Provision for loan losses           210        210         40         40
  Income before provision
    for income taxes               (1,042)     1,172      1,476      1,696
  Net income                         (688)       773        981      1,217
                                  =======    =======    =======    =======
  Net income per common share     $  (.19)       .22        .28        .34
                                  =======    =======    =======    =======
1996:
----
  Interest income                 $ 8,171      8,252      8,324      8,671
  Net interest income               2,776      3,139      3,424      3,526
  Provision for loan losses           290        210         62        210
  Income before provision
    for income taxes                  285        596      1,020        446
  Net income                          183        431        673        259
                                  =======    =======    =======    =======
  Net income per common share
    (from date of conversion)     $   N/A        .11        .18        .07
                                  =======    =======    =======    =======


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     Not Applicable


                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The Company's Board of Directors is currently composed of seven members. The Company's bylaws provide that approximately one-third of the directors are to be elected annually. Directors of the Company are generally elected to serve for a three year period or until their respective successors shall have been elected and shall qualify.

     The table below sets forth certain information, as of September 19, 1997, regarding the composition of the Company's Board of Directors, including the terms of office of Board members. Except as indicated herein, there are no arrangements or understandings between any nominee and any other person pursuant to which such nominee was selected.

                                                                                       Shares of
                             Age at        Positions                                  Common Stock
                             July 31      Held in the       Director   Current Term  Beneficially   Percent
           Name (1)           1997         Company          Since (2)   to Expire      Owned (3)    Of Class
           --------           ----  ----------------------  ---------  ------------  -------------  --------

Howard K. Thompson            84    Chairman of the Board      1973           1999        63,619        *

Lenwood M. Ivey               64    Director and Treasurer     1979           1999        26,257        *

Betty J. Stull                67    Director and Corporate     1972           1999        28,268        *
                                          Secretary

David L. Pippenger            57           Director            1989           1997        36,706        *

Jimmie T. Noble               55           Director            1994           1997        12,405

A. Bruce Tucker               60    President, Chief           1981           1998       135,351        *
                                    Executive Officer
                                      and Director

Joseph M. Solomon             47    Director, Executive        1990           1998        77,327        *
                                    Vice President and
                                    Chief Operating Officer

------------------
(*)  Less than 1%.
(1) The mailing address for each person listed is 211 North Liberty Street, Baltimore, Maryland 21201. Each of the persons listed is also a director of American National Savings Bank, F.S.B.
(2)  Reflects initial appointment to the Board of Directors of the Bank.
(3) For the purposes of this table, pursuant to rules promulgated under the Exchange Act, an individual is considered to "beneficially own" any shares of American National Common Stock over which he or she has or shares (a) voting power, which includes the power to vote or direct the voting of the shares; or (b) investment power, which includes the power to dispose or direct the disposition of the shares.

     A person also is deemed to have beneficial ownership of any shares of American National Common Stock which may be acquired within 60 days pursuant to the exercise of stock options. Unless otherwise indicated, the individuals listed in the table have sole voting power and sole investment power with respect to the indicated shares. Shares of American National Common Stock which may be acquired within 60 days of September 19, 1997 are deemed to be outstanding shares of American National Common Stock beneficially owned by such person(s) but are not deemed to be outstanding for the purposes of computing the percentage of American National Common Stock owned by any other person.

     The business experience of each of the above directors for at least the past five years is as follows:

     Howard K. Thompson is Chairman of the Board of the Company and has been Chairman of the Bank or Company since 1989. He has been a director of the Bank or Company for 24 years, and was elected Chairman in April 1989. Mr. Thompson, currently retired, is the former President of Thompson Industries, Inc.

     Lenwood M. Ivey is a special consultant to the Mayor's Office of Baltimore City. He is also President of The Baltimore City Foundation, a Board member of the Office of Enterprise Development, a member of the Baltimore Urban League and NAACP, and a member of the Maryland Chapter of the National Association of Community Development. Mr. Ivey is a member of the Audit, Budget and Commercial Income Producing Loan Committees.

     Betty J. Stull is presently retired. She has been affiliated with the Bank or Company since 1951, and is a member of the audit and executive compensation committees.

     David L. Pippenger is Senior Attorney for Amoco Corporation. He is chairman of the executive compensation committee and a member of the executive, audit and delinquent loan committees.

     Jimmie T. Noble has been a partner in the local certified public accounting firm of Sturgill and Associates since April 1994. From September 1973 to March 1994, Mr. Noble was affiliated with Grant Thornton, an international certified public accounting firm in which he became a partner in August 1980. He is chairman of the audit and budget committees, and a member of the executive compensation committee.

     A. Bruce Tucker is President and Chief Executive Officer of the Company and has been President of the Bank since October 1981, and was named Chief Executive Officer of the Bank in January 1985. He has been an employee of the Bank or Company since 1966. He is a member of the Neighborhood Housing Services of America, Housing Task Force on Housing Opportunities, and a Director of Harbel Housing Partnership.

     Joseph M. Solomon has been employed by the Bank or Company since 1972. He was elected Executive Vice President in 1985, appointed Chief Operating Officer in 1990, and elected to the Board in 1990. He is a Director and past Chairman of the Maryland League of Financial Institutions, a Director of the Maryland Mortgage Bankers Association, a Director of Baltimore Corporation for Housing Partnerships, and a Director of the Maryland Chapter, Neighborhood Housing Services of America.

     The following table sets forth certain information as of July 31, 1997 regarding the executive officers of the Company who are not also directors.

           NAME             AGE   POSITION WITH THE BANK
          ------            ---  -------------------------

Mark S. Barker............   44  Senior Vice President

Howard I. Scaggs, III.....   52  Senior Vice President

James M. Uveges...........   47  Senior Vice President and
                                 Chief Financial Officer

     The business experience of each of the above executive officers for at least the past five years is as follows:

     Mark S. Barker has been employed by the Bank or Company since 1974, and presently serves as Senior Vice President of the Savings Division and Branch Operations. Mr. Barker serves as an officer or director of various community and charitable organizations.

     Howard I. Scaggs, III, has been employed by the Bank or Company since 1965, and presently serves as Senior Vice President of the Appraisal/Construction Division.

     James M. Uveges has been employed by the Bank or Company since March 1990, and presently serves as Senior Vice President/Chief Financial Officer. Prior to joining the Bank, Mr. Uveges was Senior Manager for over nine years at an international certified public accounting firm. He is a Director of the United Way of Central Maryland, and past President and member of the Central Maryland Chapter of Maryland Association of CPAs.

OWNERSHIP REPORTS BY OFFICERS AND DIRECTORS

     The Common Stock is registered pursuant to Section 12(g) of the Exchange Act. The officers and directors of the Company and beneficial owners of greater than 10% of the Common Stock ("10% beneficial owners") are required to file reports on Forms 3, 4 and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership of the Common Stock. SEC rules require disclosure in the Company's Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of the Common Stock to file a Form 3, 4 or 5 on a timely basis. Based on the Company's review of such ownership reports, no officer, director or 10% beneficial owner of the Company failed to file ownership reports on a timely basis for the fiscal year ended July 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

DIRECTORS' COMPENSATION

     Cash Compensation. Members of the Boards of Directors of the Company and Bank each received $8,500 during the fiscal year ended July 31, 1997, plus $200 ($250 effective June 1997), each for each meeting attended. The Chairman of the Board received an additional $17,300. Members of the Board committees were paid $200 ($250 effective June 1997) for each meeting attended during the fiscal year ended July 31, 1997. The Company paid a total of $76,000 in directors' and committee fees for the year ended July 31, 1997. Officers who are also directors of the Company receive no additional compensation or fees for serving as directors of the Company.

     1993 Directors Option Plan. In 1993, the Board of Directors of the Bank adopted the 1993 Stock Option Plan for Outside Directors (the "1993 Directors Option Plan"), which was approved by the Bank's stockholders at the 1993 Annual Meeting. Under the 1993 Directors Option Plan, options to purchase 17,054, 7,445, 11,048 and 7,445 shares of Common Stock (as adjusted) were granted to directors Thompson, Ivey, Pippenger, and Stull, respectively. Additionally, on September 19, 1996, options to purchase 608, 271, 333, 300 and 234 shares were awarded to directors Thompson, Ivey, Pippenger, Stull and Noble. The exercise price of the options is equal to the fair market value of the shares underlying such option on the date the option is granted, or $5.15 per share (as adjusted) for options granted on the date of completion of the Bank's initial stock offering, and $12.50 for options granted on September 19, 1996. All options granted under the 1993 Directors Option Plan may be exercised from time to time in whole or in part, and expire upon the earlier of 10 years following the date of grant or three years following the date the optionee ceases to be a director. As of July 31, 1997 no options awarded under the 1993 Directors Option Plan had been exercised. The duration and vesting schedule of such options were not affected by the Conversion, but the aggregate number of shares and exercise price were adjusted pursuant to the Exchange Ratio.

     1993 Directors Recognition Plan. In 1993, the Board of Directors of the Bank established the 1993 Recognition and Retention Plan for Outside Directors (the "1993 Directors Recognition Plan"), which was approved by the Bank's stockholders at the 1993 Annual Meeting. Under the 1993 Directors Recognition Plan, the Bank contributed funds to the 1993 Directors Recognition Plan to enable it to acquire 17,460 shares of Common Stock (as adjusted). Awards are granted in the form of Common Stock that are restricted by the terms of the 1993 Directors Recognition Plan ("Restricted Stock"). Under the 1993 Directors Recognition Plan, 5,573, 2,434, 3,612 and 2,434 shares of Restricted Stock (as adjusted) were awarded to directors Thompson, Ivey, Pippenger, and Stull, respectively. Restricted Stock is nontransferable and nonassignable. Additionally, on September 19, 1996, 270, 121, 148, 133 and

104 shares of Common Stock were awarded to directors Thompson, Ivey, Pippenger, Stull and Noble. Participants in the 1993 Directors Recognition Plan become vested in the shares of stock covered by an award, and all restrictions lapse, at a rate of 25% per year commencing one year from the date of the award; provided, however, that in the case of a Director age 70 or older, the award will become fully vested at the end of 12 months of consecutive service after the date of the award. Awards to non-employee directors become fully vested upon a director's disability, death, or following a termination of service in connection with a change in control of the Bank or the Company. The holders of Restricted Stock have the right to vote such shares during the restricted period. In the Conversion, Restricted Stock was converted into restricted shares of Common Stock of the Company pursuant to the Exchange Ratio.

     1996 Stock Benefit Plans. Following approval by the Company's stockholders at the Annual Meeting of Stockholders held on November 21, 1996, the directors of the Company who are not full time employees received awards of options to purchase shares of the Company's common stock under the 1996 Stock Option Plan as follows: Mr. Thompson--21,636 options; Mr. Ivey--9,677 options; Ms. Stull-- 10,672 options; Mr. Pippenger--11,868 options; Mr. Noble--8,340 options. These directors also received an award of shares of restricted stock under the Company's 1996 Recognition and Retention Plan as follows: Mr. Thompson--8,654 shares; Mr. Ivey--3,869 shares; Ms. Stull--4,269 shares; Mr. Pippenger--4,747 shares; and Mr. Noble--3,339 shares. Vesting of these awards was to occur in five equal annual installments, provided that all awards become exercisable in the event the recipient terminates service due to normal retirement, death or disability, or in the event of a change in control of the Company.

EXECUTIVE COMPENSATION

     The Company has not paid any compensation to its executive officers since its formation. However, the Company does reimburse the Bank for services performed on behalf of the Company by its officers. The Company does not presently anticipate paying any compensation to such persons until it becomes actively involved in the operations or acquisition of businesses other than the Bank.

     The following table sets forth for the fiscal years ended July 31, 1997, 1996, and 1995, certain information as to the total remuneration paid by the Company to the Chief Executive Officer and Chief Operating Officer of the Company as of July 31, 1997 ("Named Executive Officers").

                                    ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                 ----------------------------    ---------------------------------
                                                                         AWARDS           PAYOUTS
                                                                 ---------------------   ---------       ALL
       NAME AND          YEAR                       OTHER        RESTRICTED   OPTIONS/                  OTHER
 PRINCIPAL POSITION     ENDED    SALARY             ANNUAL         STOCK      SARS (#)     LTIP      COMPENSATION
         (1)             7/31     (2)     BONUS  COMPENSATION     AWARDS(3)     (4)       PAYOUTS        (5)
-------------------     -----  --------   -----  ------------    ----------   --------   ---------   ------------
A. Bruce Tucker          1997  $155,548    $--       $--          $231,763     41,795       $--         $24,991
President and Chief      1996   147,903     --        --                --         --        --          24,991
 Executive Officer       1995   140,860     --        --                --         --        --          21,000
-------------------     -----  --------   -----  ------------    ----------   --------   ---------   ------------
Joseph M. Solomon        1997  $113,302    $--       $--          $135,538     26,666       $--         $ 6,065
Executive Vice           1996   107,907     --        --                --         --        --           6,065
 President and Chief     1995   103,757     --        --                --         --        --           5,530
 Operating Officer

--------------
(1) No other executive officer received salary and bonuses that in the aggregate exceeded $100,000.
(2) Includes amounts deferred at the election of the Named Executive Officers pursuant to the Bank's 401(k) Plan and amounts awarded pursuant to the Bank's Deferred Compensation Plan.
(3) Relates to awards of 20,000 and 11,700 shares of Common Stock granted to Mr. Tucker and Mr. Solomon, respectively, pursuant to the Company's 1996 Recognition and Retention Plan in November, 1996. The market value per share of the Common Stock was $11.50 on the date of grant. Such awards vest in five equal installments, and will be 100% vested upon termination of employment due to death or disability or following a change in control. Also relates to awards of 141 and 79 shares of Common Stock granted to Mr. Tucker and Mr. Solomon, respectively, pursuant to the Company's 1993 Recognition and Retention Plan in September 1996. The market value per share of the Common Stock was $12.50 on the date of the grant.
(4) Relates to options granted pursuant to the Company's 1996 Stock Option Plan in November 1996, which become exercisable in equal installments at a rate of 20% per year commencing one year from the date of grant, subject to accelerated vesting upon termination of employment due to death or disability or following a change in control.
(5) Includes payments made on behalf of the Named Executive Officer pursuant to the Company's life insurance plan maintained for executive officers. The Company also provides certain members of senior management with the use of an automobile and other personal benefits which have not been included in the table. The aggregate amount of such other benefits did not exceed the lesser of $50,000 or 10% of each named person's cash compensation.


     Executive Compensation Committee Interlocks and Insider Participation. During the fiscal year ended July 31, 1997, directors David L. Pippenger, Chairperson Betty J. Stull and Jimmie T. Noble served on the Executive Compensation Committee.

     Report of the Compensation Committee on Executive Compensation. The Executive Compensation Committee evaluates the performance of the Chief Executive Officer and Chief Operating Officer, and reviews and approves increases to base compensation as well as the level of bonus, if any, to be awarded. The Executive Compensation Committee also approves any perquisites payable to such officers. In addition, the Executive Compensation Committee determines the budget for salaries for other executive officers, and reviews the report of the Chief Executive Officer regarding the allocation of compensation of such other officers. In determining whether the base salary of the Chief Executive Officer and Chief Operating Officer should be increased, the budget for other executive officers and whether to approve the Chief Executive Officer's allocation of such amounts, the Executive Compensation Committee takes into account individual performance, performance of the Company and information regarding compensation paid to executives performing similar duties for financial institutions in the Company's market area. The Executive Compensation Committee uses a peer comparison employing at least two published compensation surveys in determining the salary and benefits of the Chief Executive Officer and Chief Operating Officer.

     While the Executive Compensation Committee does not use strict numerical formulas to determine changes in compensation for the Chief Executive Officer and Chief Operating Officer, and while it weighs a variety of different factors in its deliberations, it has emphasized and will continue to emphasize earnings, profitability and return on average assets as factors in setting the compensation of such officers. Other nonquantitative factors considered by the Committee in fiscal 1996 included general management oversight of the Company, the quality of communication with the Board of Directors, and the productivity of employees. Finally, the Committee considered the standing of the Company with customers and the community, as evidenced by the level of customer/community complaints and compliments. While each of the quantitative and nonquantitative factors described above was considered by the Committee, such factors were not assigned a specific weight in evaluating the performance of the Chief Executive Officer and Chief Operating Officer. Rather, all factors were considered, and based upon the effectiveness of such officers in addressing each of the factors, and the range of compensation paid to officers of peer institutions, the Committee approved an increase in the base salary of the Chief Executive Officer of 5%.

     The above report has been provided by the current members of the Executive Compensation Committee: Directors Pippenger, Stull and Noble.

     Employment Agreements. The Bank has entered into employment agreements with Messrs. Tucker, Solomon, Uveges and Barker. Mr. Tucker's employment agreement provides for a term of up to three years, and Messrs. Solomon, Uveges and Barker's employment agreements provide for a term of up to two years. Commencing on the first anniversary date and continuing each anniversary date thereafter, the Board of Directors may extend each agreement for an additional year such that the remaining terms shall be up to three years and two years, respectively, unless written notice of nonrenewal is given by the Board of Directors after conducting a performance evaluation. The agreements provide that the base salary of the executive will be reviewed annually. In addition to the base salary, the agreements provide that the executive is to receive all benefits provided to permanent full time employees of the Bank, including among other things, disability pay, participation in stock benefit plans and other fringe benefits applicable to executive personnel. The agreements permit the Bank to terminate the executive's employment for cause at any time. Termination for cause is defined in the employment agreements to mean termination because of the executive's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation or final cease-and-desist order, or material breach of the employment agreement. In the event the Bank chooses to terminate the executive's employment for reasons other than for cause, or upon the termination of the executive's employment for reasons other than a change in control, as defined, or in the event of the executive's resignation from the Bank upon (i) failure to be reelected to his current office, (ii) a material change in his functions, duties or responsibilities,
(iii) relocation of his principal place of employment, (iv) the liquidation or dissolution of the Bank or the Company, or (v) a breach of the agreement by the Bank, the executive, or in the event of death, his beneficiaries, would be entitled to receive an amount equal to the greater of the remaining payments due under the remaining term of the agreement or three times the average base salary of Mr. Tucker, or two times the average base salary of Messrs. Solomon, Uveges and Barker, including bonuses and other cash compensation paid, and the amount of any benefits received pursuant to any employee benefit plans maintained by the Bank. A change in control is defined in the employment agreement generally to include (i) a plan of reorganization, merger or sale of substantially all of the assets of the Bank or the Company or similar transaction in which the Bank or the Company is not the resulting entity; (ii) certain changes in the Board of Directors of the Bank or the Company; (iii) a change of control within the meaning of the Home Owners' Loan Act and the rules and regulations thereunder; and (iv) an event that would be required to be reported in response to Item 1(a) of the Current Report on Form 8-K.

     If termination, voluntary or involuntary, follows a change in control of the Company or the Bank, as defined in the agreement, the executive or, in the event of his death, his beneficiaries, would be entitled to a payment equal to the greater of (i) the payments due under the remaining term of the agreement or
(ii) in the case of Mr. Tucker 2.99 times his average annual compensation over the five years preceding termination, and in the case of Messrs. Solomon, Uveges and Barker, two times average annual compensation over the five years preceding termination. The Bank would also continue the executive's life, health, and disability coverage for the remaining unexpired term of the agreement to the extent allowed by the plan or policies maintained by the Bank from time to time.

     Each employment agreement provides that for a period of one year following termination, the executive agrees not to compete with the Bank in any city, town or county in which the Bank maintains an office or has filed an application to establish an office.

     Pension Plan. The Company makes available to all full-time employees who have attained the age of 21 and completed one year of service with the Company, a defined benefit noncontributory pension plan. The pension plan provides for monthly payments to or on behalf of each covered employee upon the employee's retirement at age 65. These payments are calculated in accordance with a formula based on the employee's "average monthly compensation," which is defined as the highest average of total compensation for the last five consecutive calendar years of employment.

     The following table illustrates annual pension benefits at age 65 under the most advantageous plan provisions available at various levels of compensation and years of service.


                                    Years of Benefit Service
                  ------------------------------------------------------------
 Average Salary      5       10       15       20       25       30       35
----------------  ------  -------  -------  -------  -------  -------  -------
    $ 20,000      $1,100  $ 2,200  $ 3,300  $ 4,400  $ 5,500  $ 6,600  $ 7,700
    $ 30,000       1,650    3,300    4,950    6,600    8,250    9,900   11,550
    $ 50,000       2,750    5,500    8,250   11,000   13,750   16,500   19,250
    $ 75,000       4,125    8,250   12,375   16,500   20,625   24,750   28,875
    $100,000       5,500   11,000   16,500   22,000   27,500   33,000   38,500
    $125,000       6,875   13,750   20,625   27,500   34,375   41,250   48,125
    $150,000       8,250   16,500   24,750   33,000   41,250   49,500   57,750

     Under the Plan, the Company makes an annual contribution for the benefit of eligible employees computed on an actuarial basis. Total pension expenses for the year ended July 31, 1997, were $97,442. Employee benefits under the plan do not vest until five years of credited service. After five years, benefits under the plan are 100% vested. As of July 31, 1997, Mr. Tucker and Mr. Solomon had 31 and 25 years of creditable service, respectively, under the pension plan.

     1993 Stock Option Plan. The Board of Directors of the Bank adopted the American National Savings Bank, F.S.B. 1993 Incentive Stock Option Plan (the "1993 Incentive Stock Option Plan") in connection with the Bank's initial stock offering. Senior officers and certain key employees are eligible to participate in the 1993 Incentive Stock Option Plan. The 1993 Incentive Stock Option Plan authorizes the grant of the equivalent of 122,220 stock options (as adjusted). Pursuant to the 1993 Incentive Stock Option Plan, grants may be made of (i) options to purchase Common Stock intended to qualify as incentive stock options under Section 422 of the Code, (ii) options that do not so qualify ("non-statutory options") and (iii) limited rights (described below) that are exercisable only upon a change in control of the Bank or the Company. The grant of awards under the 1993 Incentive Stock Option Plan is determined by a committee of the Board of Directors consisting of all non-employee Directors (the "Option Committee"). The Option Committee presently consists of four directors, none of whom is eligible to receive options under the 1993 Incentive Stock Option Plan.

     1996 Stock Option Plan. The Board of Directors of the Company has adopted the American National Bancorp, Inc. 1996 Stock Option Plan (the "Stock Option Plan"), which has been approved by the stockholders.

     Certain directors, officers and employees of the Bank and the Company are eligible to participate in the Stock Option Plan. The Stock Option Plan authorizes the grant of stock options and limited rights to purchase 218,213 shares of Common Stock. Pursuant to the Stock Option Plan, grants may be made of
(i) options to purchase Common Stock intended to qualify as incentive stock options under Section 422 of the Code, (ii) options that do not so qualify ("nonstatutory options") and (iii) limited rights (described below) that are exercisable only upon a change in control of the Bank or the Company. Nonemployee directors are eligible to receive only nonstatutory options.

     Set forth below is information relating to options granted under the 1993 and 1996 Stock Option Plans to the named executive officers during the year ended July 31, 1997.

                                OPTION GRANTS IN LAST FISCAL YEAR
=============================================================================================
                                         INDIVIDUAL GRANTS
---------------------------------------------------------------------------------------------
                                      PERCENT OF TOTAL OPTIONS     EXERCISE OR
                                      GRANTED TO EMPLOYEES IN          BASE        EXPIRATION
      NAME           OPTIONS GRANTED          FY 1996                 PRICE          DATE
------------------   ---------------  ------------------------   --------------    ----------
A. Bruce Tucker           1,795               23.7%                   $12.50         9-19-06
                         40,000               20.1%                   $11.50        11-21-06
------------------   ---------------  ------------------------   --------------    ----------
Joseph M. Solomon         1,200               15.9%                   $12.50         9-19-06
                         25,466               12.8%                   $11.50        11-21-06
==================   ===============  ========================   ==============    ==========

     Set forth below is certain additional information concerning options outstanding to the named executive officers at July 31, 1997 under the 1993 and 1996 Stock Option Plans. During fiscal 1997, 3,000 options were exercised.


                        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                    FISCAL YEAR-END OPTION VALUES
======================================================================================================
                                                  NUMBER OF UNEXERCISED      VALUE OF UNEXERCISED IN-
                                                        OPTIONS AT             THE-MONEY OPTIONS AT
                                                     FISCAL YEAR-END              YEAR-END (1)
                                                 -------------------------   -------------------------
                     SHARES ACQUIRED   VALUE     EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
       NAME           UPON EXERCISE   REALIZED             (#)                         ($)
-------------------  ---------------  --------   -------------------------   -------------------------
A. Bruce Tucker            3,000       $14,190          35,655/40,000             $498,456/$320,000
-------------------  ---------------  --------   -------------------------   -------------------------
Joseph M. Solomon             --         --             22,540/25,466             $314,629/$203,728
===================  ===============  ========   =========================   =========================

-----------------
(1) Equals the difference between the aggregate exercise price of such options and the aggregate fair market value of the shares of Common Stock that would be received upon exercise, assuming such exercise occurred on July 31, 1997, at which date the closing sales price of the Common Stock as reported on the Nasdaq National Market was $19.50.

PERFORMANCE GRAPH


     Set forth hereunder is a performance graph comparing (a) the total return on the Common Stock for the period beginning with the last trade on October 31, 1995, the first day the Common Stock traded on the Nasdaq National Market, through July 31, 1997, (b) the cumulative total return on stocks included in the Nasdaq Composite Index from the close of business on October 31, 1995, though July 31, 1997, and (c) the cumulative total return on stocks included in the Nasdaq Bank Index from the close of business on October 31, 1995, through July 31, 1997. There can be no assurance that the Company's stock performance will continue in the future with the same or similar trend depicted in the graph.
The Company will not make or endorse any predictions as to future stock performance.

               COMPARISON OF 21 MONTH CUMULATIVE TOTAL RETURN/*/
           SINCE THE COMPANY'S INITIAL OFFERING ON OCTOBER 31, 1995


                               American
Measurement Period             National        NASDAQ Stock       NASDAQ
(Fiscal Year Covered)        Bancorp, Inc.     Market (U.S.)    Bank Index
---------------------        ---------------   -------------    ----------
Measurement Pt-10/31/1995    $100.00           $100.00          $100.00
FYE 07/31/1996               $101.00           $105.00          $112.00
FYE 07/31/1997               $197.00           $155.00          $191.00


* $100 INVESTED ON 10/31/95 IN STOCK OR INDEX-
  INCLUDING REINVESTMENT OF DIVIDENDS.
  FISCAL YEAR ENDING JULY 31.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Persons and groups owning in excess of five percent of the Common Stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"). The following table sets forth, as of July 31, 1997, the shares of Common Stock beneficially owned by all directors and executive officers as a group and by each person who was the beneficial owner of more than five percent of the Common Stock. This information is based solely upon information supplied to the Company and the filings required pursuant to the Exchange Act.

                                         AMOUNT OF SHARES
                                         OWNED AND NATURE    PERCENT OF SHARES
         NAME AND ADDRESS OF               OF BENEFICIAL      OF COMMON STOCK
          BENEFICIAL OWNERS                OWNERSHIP (1)        OUTSTANDING
--------------------------------------  -------------------  ------------------

John Hancock Advisers, Inc.                    336,070                9.3%
101 Huntington Avenue
Boston, MA  02199

Jeffrey L. Gendell                             326,500                9.0
Tontine Financial Partners, L.P.
2000 Park Avenue, Suite 3900
New York, NY  10166

Brandes Investment Partners, L.P.              246,770                6.8
12750 High Bluff Drive, 2nd Floor
San Diego, CA  92130

Franklin Resources, Inc.                       180,500                5.00
777 Mariners Island Boulevard
San Mateo, CA  94404

All Directors and Executive Officers           502,241(2)            12.7%
as a Group (10 persons)

--------------------
(1) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(2) Includes 309,432 shares of Common Stock underlying options granted pursuant to the American National Savings Bank, F.S.B. 1993 and 1996 Stock Option Plans. Also includes 78,128 shares of Common Stock subject to restrictions under the American National Savings Bank, F.S.B. 1996 Recognition and Retention Plan with respect to which shares the recipients have voting or investment power.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Federal law requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in excess of the greater of $25,000 or 5% of the Bank's capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors. The Bank provides loans to its officers, directors, and employees to purchase or refinance personal residences as well as consumer loans. Loans made to officers, directors, and executive officers are made in the ordinary course of business on the same terms and conditions as the Bank would make to any other customer in the ordinary course of business.

     The Bank intends that all transactions between the Bank and its executive officers, directors, holders of 10% or more of the shares of any class of its common stock and affiliates thereof, will contain terms no less favorable to the Bank than could have been obtained by it in arm's-length negotiations with unaffiliated persons and will be approved by a majority of independent outside directors of the Bank not having any interest in the transaction. At July 31, 1997, the Bank had loans with an aggregate balance of $64,000 outstanding to its executive officers and directors. All such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other unfavorable features.


                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FROM 8-K
--------------------------------------------------------------------------

     (a)(1)  Financial Statements
             --------------------

     The following information is included elsewhere in this Form 10-K.


          Consolidated Statements of Financial Condition
          as of July 31, 1997 and 1996........................................48

          Consolidated Statements of Operations for the years ended
          July 31, 1997, 1996 and 1995........................................49

          Consolidated Statements of Stockholders' Equity for the years ended July 31, 1997, 1996 and 1995..................................50

          Consolidated Statements of Cash Flows for the years ended
          July 31, 1997, 1996 and 1995........................................51

          Notes to Consolidated Financial Statements..........................53

          Report of Independent Auditors......................................83

     (a)(2)  Financial Statement Schedules
             -----------------------------

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Financial Statements.

(a)(3)  Exhibits
                                                                              Sequential Page
                                                        Reference to Prior     Number Where
                                                        Filing or Exhibit    Attached Exhibits
Regulation S-K                                          Number Attached     Are Located in This
Exhibit Number           Document                           Hereto           Form 10-K Report
--------------           --------                      -----------------   ---------------------
        2           Plan of acquisition,                     (2)              Not Applicable
                    reorganization, arrangement,
                    liquidation or succession

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

       10.1         1993 Incentive Stock Option Plan         (1)              Not Applicable

       10.2         1993 Stock Option Plan                   (1)              Not Applicable
                    for Outside Directors

       10.3         1993 Recognition and Retention Plan      (1)              Not Applicable
                    for Employees

       10.4         1993 Recognition and Retention Plan      (1)              Not Applicable
                    for Outside Directors

       10.5         Employment Agreement of A. Bruce         (1)              Not Applicable
                    Tucker

       10.6         Employment Agreement of                  (1)              Not Applicable
                    Joseph Solomon

       10.7         401(k) Plan, including Amendment         (1)              Not Applicable

       10.8         Employee Stock Ownership Plan            (1)              Not Applicable

       10.9         1996 Stock Option Plan                   (3)              Not Applicable

      10.10         1996 Recognition and Retention Plan      (3)              Not Applicable

      10.11         Employment Agreement of                  (3)              Not Applicable
                    James M. Uveges

      10.12         Employment Agreement of                  (3)              Not Applicable
                    Mark S. Barker

        11          Statement re: computation                Not              Not Applicable


                    of per share earnings                  Required

        12          Statement re: computation                Not              Not  Applicable
                    of ratios                              Required

        13          Annual Report to Security Holders        None             Not Applicable


        16          Letter re: change in certifying          None             Not Applicable
                    accountants

        18          Letter re: change in accounting          None             Not Applicable
                    principles

        21          Subsidiaries of Registrant                21                98

        22          Published report regarding               None             Not Applicable
                    matters submitted to vote of
                    security holders

        23          Consents of Experts and Counsel       Not Required        Not Applicable

        24          Power of Attorney                     Not Required        Not Applicable

        27          Financial Data Schedule                   27              Not Applicable

        28          Information from reports                 None             Not Applicable
                    furnished to state
                    insurance regulatory
                    authorities

        99          Additional Exhibits                      None             Not Applicable

-----------------------------
(1) Filed as exhibits to the Registrant's Registration Statement on Form S-1 filed with the SEC on July 13, 1995, as amended on August 30, 1995. All such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.
(2) Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on July 3, 1997. Such document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.
(3) Filed as exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1996. All such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

     (b)  Reports on Form 8-K:
          -------------------

     On July 3, 1997, the Registrant filed a Current Report on Form 8-K reporting that it had entered into an Agreement and Plan of Reorganization with Crestar Financial Corporation ("Crestar") by and among the Registrant, the Bank, Crestar, and Crestar Bank. See "PART I-ITEM 1-Business."

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 AMERICAN NATIONAL BANCORP, INC.


Date:     October 27, 1997                       By: /s/ A. Bruce Tucker
                                                    -------------------
                                                    A. Bruce Tucker, President,
                                                    Chief Executive Officer
                                                    and Director


     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ A. Bruce Tucker                                 By: /s/ James M. Uveges
   --------------------                                    --------------------
   A. Bruce Tucker, President, Chief Executive             James M. Uveges, Senior Vice President and
   Officer and Director                                    Chief Financial Officer (principal accounting officer)

Date:  October 27, 1997                                 Date:  October 27, 1997



By: /s/ Howard K. Thompson                              By: /s/ Lenwood M. Ivey
   -----------------------                                 --------------------
   Howard K. Thompson, Chairman of the Board               Lenwood M. Ivey, Director

Date: October 27, 1997                                  Date: October 27, 1997



By: /s/ David L. Pippenger                              By: /s/ Joseph M. Solomon
   -----------------------                                 ----------------------
   David L. Pippenger, Director                            Joseph M. Solomon, Director

Date:  October 27, 1997                                 Date: October 27, 1997



By: /s/ Betty J. Stull                                  By: /s/ Jimmie T. Noble
   -------------------                                     --------------------
   Betty J. Stull, Director                                Jimmie T. Noble, Director

Date: October 27, 1997                                  Date: October 27, 1997